Form 10-Q
period 1997-09-30
HALL KINION & ASSOCIATES INC
filed 1997-11-12
CIK 1009657

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------

 (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30,
                1997

                                      OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                            -----------------------

                        COMMISSION FILE NUMBER 0-22869

                        HALL, KINION & ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      77-0337705
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

      19925 Stevens Creek Boulevard                        95014
              Suite 180                                 (zip code)
         CUPERTINO, CALIFORNIA
(Address of principal executive offices)

      Registrant's telephone number, including area code: (408) 863-5720

                            -----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days.   Yes [X]    No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1997:

         8,990,688 shares of common stock.

================================================================================

                        HALL, KINION & ASSOCIATES, INC.

                                   FORM 10-Q

                                     INDEX


                                                                                             PAGE
                                                                                             ----
PART I.     FINANCIAL INFORMATION..........................................................   3

Item 1.     Financial Statements...........................................................   3

            Condensed Consolidated Balance Sheets at September 30, 1997 and December 31,
            1996...........................................................................   3

            Condensed Consolidated Statements of Income for the three and nine months ended
            September 30, 1997 and 1996....................................................   4

            Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996....................................................   5

            Notes to Condensed Consolidated Financial Statements...........................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................   7

PART II.    OTHER INFORMATION..............................................................  11

Item 4.     Submission of Matters to a Vote of Security Holders............................  11

Item 6.     Exhibits and Reports on Form 8-K...............................................  11

SIGNATURES  ...............................................................................  12


                       PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                         ASSETS

                                                                                 September 30, 1997        December 31, 1996
                                                                                 ------------------        -----------------
Current Assets:                                                                (UNAUDITED)
  Cash and equivalents.................................................                 $10,285                  $    56
  Investments..........................................................                   3,953                        -
  Accounts receivable, net of allowance for doubtful accounts of $439
   at September 30, 1997 and $403 at December 31, 1996.................                  12,251                    7,621
  Prepaid expenses and other current assets............................                     661                      490
  Prepaid income taxes.................................................                     145                      786
  Deferred income taxes................................................                     612                      340
                                                                                        -------                  -------

       Total current assets............................................                  27,907                    9,293
Property and equipment, net............................................                   5,078                    4,431
Goodwill, net..........................................................                   8,827                    9,054
Other assets...........................................................                     264                      216
                                                                                        -------                  -------
      Total assets.....................................................                 $42,076                  $22,994
                                                                                        =======                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Cash overdraft......................................................                 $   405                  $ 1,229
   Line of credit......................................................                       -                      418
   Accounts payable....................................................                   1,865                    1,516
   Accrued salaries, commissions, and related payroll taxes............                   3,240                    2,255
   Accrued liabilities.................................................                   1,342                    1,301
   Current portion of long-term debt...................................                   1,337                    2,385
                                                                                        -------                  -------
       Total current liabilities.......................................                   8,189                    9,104
Long-term debt.........................................................                   3,542                    6,738
                                                                                        -------                  -------
       Total liabilities...............................................                  11,731                   15,842
                                                                                        -------                  -------
Redeemable convertible preferred stock.................................                       -                    9,900
                                                                                        -------                  -------
Stockholders' Equity (Deficit):
Common stock, (par value $.001 per share; 100,000,000 shares authorized; outstanding:  8,891,000 shares at September 30, 1997 and
    6,339,000 shares at December 31, 1996).............................                  32,188                      357
Stockholder notes receivable...........................................                      (6)                  (5,323)
Accumulated translation adjustment.....................................                       1                       (3)
Retained earnings (deficit)............................................                  (1,838)                   2,221
                                                                                        -------                  -------
      Total stockholders' equity (deficit).............................                  30,345                   (2,748)
                                                                                        -------                  -------
Total liabilities and stockholders' equity (deficit)...................                 $42,076                  $22,994
                                                                                        =======                  =======


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS   ENDED  SEPTEMBER 30,
                                                             1997                  1996                1997               1996
                                                        ---------------      ---------------     ----------------   ---------------
Net Revenues:
  Contract services.................................       $    21,357            $   10,275          $    58,779       $   29,314
  Permanent placement...............................             3,251                 2,109                8,520            5,810
                                                           -----------            ----------          -----------       ----------

 Net revenues.......................................            24,608                12,384               67,299           35,124
Cost of contract services...........................            14,487                 7,399               40,420           21,038
                                                           -----------            ----------          -----------       ----------

Gross profit........................................            10,121                 4,985               26,879           14,086
Selling, general and administrative expenses........             8,615                 4,220               24,211           11,789
Other operating expenses............................                 -                   721                    -              721
                                                           -----------            ----------          -----------       ----------

Income from operations..............................             1,506                    44                2,668            1,576
Other income (expense)..............................               (17)                  123                 (214)             305
                                                           -----------            ----------          -----------       ----------

Income before income taxes..........................             1,489                   167                2,454            1,881
Income taxes........................................               596                    67                1,006              753
                                                           -----------            ----------          -----------       ----------

Net income..........................................       $       893            $      100          $     1,448       $    1,128
                                                           ===========            ==========          ===========       ==========

Net income per share................................             $0.09                 $0.01                $0.15            $0.12
                                                           ===========            ==========          ===========       ==========

Shares used in per share computation................        10,258,000             9,652,000            9,856,000        9,417,000
                                                           ===========            ==========          ===========       ==========


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          1997            1996
                                                                                    -------------------------------
                                                                                              (Unaudited)
Cash flows from operating activities:
     Net income............................................................               $ 1,448         $ 1,128
     Adjustments to reconcile net income to net cash provided by (used for)
         operating activities:
             Depreciation and amortization.................................                   933             248
             Deferred income taxes.........................................                  (272)             (4)
             Interest on stockholder notes receivable......................                  (202)           (230)
             Changes in assets and liabilities:
                    Accounts receivable....................................                (4,630)         (1,164)
                    Prepaid expenses and other assets......................                  (242)           (375)
                    Prepaid income taxes...................................                   641            (479)
                    Accounts payable and accrued expenses..................                 1,530           1,120
                    Income taxes payable...................................                     -            (145)
                                                                                          -------         -------
                       Net cash provided by (used for) operating activities                  (794)             99
                                                                                          -------         -------
Cash flows from investing activities:
      Purchase of property and equipment...................................                (1,328)           (981)
      Investments..........................................................                (3,953)              -
                                                                                          -------         -------
                Net cash used for investing activities.....................                (5,281)           (981)
                                                                                          -------         -------
Cash flows from financing activities:
      Cash overdraft, net..................................................                  (824)            714
      Line of credit, net..................................................                  (418)         (1,734)
      Notes payable repayments.............................................                (4,244)              -
      Proceeds from issuance of common stock, net of issuance costs........                21,482               -
      Proceeds from sale of preferred stock, net of issuance costs.........                     -           9,900
      Proceeds from exercise of options....................................                   308               -
      Stockholder notes receivable.........................................                     -          (5,000)
                                                                                          -------         -------
                      Net cash provided by financing activities............                16,304           3,880
                                                                                          -------         -------

Net increase in cash and equivalents.......................................                10,229           2,998
Cash and equivalents, beginning of period..................................                    56               4
                                                                                          -------         -------
Cash and equivalents, end of period........................................               $10,285         $ 3,002
                                                                                          =======         =======

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
             Interest......................................................               $   507         $    29
             Income taxes..................................................               $   637         $   500
       Noncash transactions:
             Payment of stockholder loans by stock.........................               $ 5,518               -
             Conversion of preferred stock to common stock.................               $ 9,900               -

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION.   The Consolidated Financial Statements have been
prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

  The interim results for the three and nine months ended September 30, 1997, and 1996 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Prospectus dated August 4, 1997.

  The unaudited interim financial information as of September 30, 1997 and for the nine months ended September 30, 1996 and 1997 has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. INITIAL PUBLIC OFFERING. In August 1997, the Company completed its initial public offering of its common stock. Of the 2,892,250 shares of common stock offered, 1,666,667 shares were sold by the Company and 1,225,583 shares were sold by selling shareholders. The Company received approximately $23.2 million of cash, net of underwriting discounts and commissions, and other expenses. Simultaneously, all outstanding preferred stock were automatically converted into an equal number of shares of common stock.

3. INVESTMENTS. Investments consist of high quality money market instruments with original maturities greater than 90 days, but less than one year, and are stated at fair value. At September 30, 1997, the Company's investments are all classified as available for sale. Unrealized gains and losses on securities classified as available-for-sale were not significant.

4. NET INCOME PER SHARE. Net income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options using the treasury stock method) during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock issued and options to purchase of common stock granted by the Company at a price less that the initial public offering price of $15.00 per share) have been included in the computation of common and common equivalent shares outstanding for all periods presented.

5. EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards NO. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

  SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the SEC rules regarding share issuances and option and other rights granted to acquire shares prior to an initial offering, as stated above, are still applicable and such amounts are included in both basic and diluted EPS.

  Pro forma amounts for basic and diluted EPS assuming SFAS 128 had been in effect for the periods presented are as follows:

                         Three months          Nine months
                      ended September 30,  ended September 30,
                      -------------------  -------------------
                        1996      1997       1996       1997
                      --------  --------   --------   --------

     Basic EPS......   $0.01     $0.10       $0.15      $0.18
     Diluted EPS....   $0.01     $0.09       $0.12      $0.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the ability of the Company to obtain additional financing, regulatory changes, uncertainty relating to the performance of the United States economy, competition, demand for the Company's services, litigation or other claims against the Company, the hiring, training and retention of key employees and other factors and risks discussed in "Risk Factors That May Affect Future Results" as well as those discussed elsewhere in this Form 10-Q, and the risks discussed in the "Risk Factors" section of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (Registration No. 333-28365).

OVERVIEW

   Hall, Kinion & Associates, Inc. is a leading provider of specialized information technology ("IT") professionals on a contract and permanent basis and has more than 21 offices in 11 states and in one foreign country. To meet the specialized needs of its clients, the Company provides its services through distinct technology practice groups ("Practice Groups") organized around specific technology (such as Windows, Unix, or CAD). The Company is organized into two divisions: Contract Services, which has historically provided supplemental IT professionals to R&D departments of high technology companies, and Permanent Placement, which places IT professions in permanent positions. In April 1994, the Stellar Group, Inc. and Kinion Hall companies under common ownership, were merged with the Company and in December 1996, the Company acquired certain assets of TeamAlliance Technology Partners, L.P. (TeamAlliance). With the acquisition of TeamAlliance, the Company expanded its Contract Services Division to provide professionals to IS departments of corporate clients through a new IS Practice Group.

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Contract services revenues were $21 million and $10 million for the three months ended September 30, 1997 and 1996, respectively, increasing by 108% during the three months ended September 30, 1997 compared to the same period in 1996. Contract services revenues were $59 million and $29 million for the nine months ended September 30, 1997 and 1996, respectively, increasing by 101% during the nine months ended September 30, 1997 compared to the same period in 1996. Permanent placement revenues were $3 million and $2 million for the three months ended September 30, 1997 and 1996, respectively, increasing by 54% during the three months ended September 30, 1997 compared to the same period in 1996. Permanent placement revenues were $9 million and $6 million for the nine months ended September 30, 1997 and 1996, respectively, increasing by 47% during the nine months ended September 30, 1997 compared to the same period in 1996. Overall revenue increases reflect continued improvement in demand for the Company's services, which the Company believes is a result of increased acceptance in the use of professional staffing services, growth in existing regional markets, and the effect of the TeamAlliance acquisition.

  Gross profit dollars from the Company's contract services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit dollars for the Company's contract services were $7 million and $18 million for the three and nine months ended September 30, 1997, respectively, compared to $3 million and $8 million for the comparable periods in 1996, increasing by 139% and 122% for the three and nine months ended September 30, 1997, respectively. Gross profit amounts equaled 32% and 31% of revenues for contract services for both the three and nine months ended September 30, 1997, compared to 28% of contract service revenues for the three and nine months ended September 30, 1996, which the Company believes reflects its ability to adjust billing rates and wage rates to underlying market conditions. Gross profit dollars for the Company's permanent placement division were $3 million and $9 million for the three and nine months ended September 30, 1997, respectively, compared to $2 million and $6 million for the comparable periods in 1996, increasing by 54% and 47% for the three and nine months ended September 30, 1997, respectively. This increase was primarily due to an increase in demand for the Company's permanent placement services.

RESULTS OF OPERATIONS FOR EACH OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONT'D)

  Selling, general and administrative expenses were $9 million and $24 million for the three and nine months ended September 30, 1997, respectively, compared to $4 million and $12 million during the three an nine months ended September 30, 1996, respectively. Selling, general and administrative expenses as a percentage of revenues were 35% and 36% for the three and nine months ended September 30, 1997, respectively, compared to 34% for the same periods in 1996. Selling, general and administrative expenses consist primarily of staff compensation, advertising and occupancy costs, most of which generally follow changes in revenues. This increase was primarily due to increased headcount and operating expenses from integration of TeamAlliance and start up of new practice groups in existing regional markets.

  Interest income for the three months ended September 30, 1997 and 1996 was $135,000 and $123,000 respectively, while interest expense for the three months ended September 30, 1997 and 1996 was $152,000 and $1,000, respectively. Interest income for the nine months ended September 30, 1997 and 1996 was $308,000 and $330,000, respectively, while interest expense for the nine months ended September 30, 1997 and 1996 was $507,000 and $29,000, respectively. These changes reflect an increase in cash and equivalents and a decrease in outstanding indebtedness due to cash proceeds received from the Company's initial public offering.

  The provision for income taxes for the three months ended September 30, 1997 was 40% and 41% for the nine months ended September 30,1997, compared to 40% for both the three and nine months ended September 30, 1966. The increase for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is due to changes in nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

  The change in Company's liquidity during the nine months ended September 30, 1997 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding notes payable. For the nine months ended September 30, 1997, the Company used $.8 million from operations, used $5 million in investing activities and provided $16 million by financing activities.

  The Company's working capital at September 30, 1997 included $10.3 million in cash and equivalents. The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $12 million. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the Company's fixed payments and other obligations for the next year. As of September 30, 1997, the Company had no material capital commitments.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. These risks should be read in conjunction with the "Risk Factors" section included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission (Registration No. 333-28365).

ABILITY TO ATTRACT AND RETAIN QUALIFIED PROFESSIONALS. The Company's success depends on its ability to attract and retain qualified IT professionals with the technical skills and experience necessary to meet its clients' requirements for technical personnel. Competition for individuals with proven technical skills, particularly in Windows, Unix, CAD and other technology environments for which the Company provides services, is intense, and the Company expects that competition for IT professionals will increase in the future. Furthermore, IT professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with the Company at any time. The Company competes for such individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants and temporary personnel agencies. Many of the IT professionals who work for the Company also work with the Company's competitors, and there can be no assurance that IT professionals currently working on projects for the Company will not choose to work for competitors in future assignments. There also can be no assurance that the Company will be able to attract and retain qualified IT professionals in sufficient numbers in the future. The Company's net revenues in any period are related, among other factors, to the number of IT professionals it has on staff and engaged on assignments. If the Company is unable to hire or retain such personnel, the Company's business, operating results and financial condition would be materially adversely affected.

RISKS INHERENT IN ADDITION OF PRACTICE GROUPS AND EXPANSION INTO NEW MARKETS. The Company's growth depends on its ability to successfully expand existing practice groups, add additional practice groups within it existing regional markets and enter new regional markets. This expansion is dependent on a number of factors, including the Company's ability to: attract, hire, integrate and retain qualified revenue generating employees; develop, recruit and maintain a base of qualified IT professionals within a regional market; accurately assess the demand of a new market; and initiate, develop and sustain corporate client relationships in each new regional market. There can be no assurance that the addition of practice groups and entrance into new regional markets will occur on a timely basis or achieve anticipated financial results. The addition of new practice groups and entrance into new regional markets typically results in increases in operating expenses, primarily due to increased headcount.

Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's new recruiting personnel and sales employees reach
full productivity.   If the Company is unable to add practice groups or enter
new regional markets in a cost-effective manner or if those practice groups and regional markets do not achieve anticipated financial results, the Company's business, operating results and financial condition could be materially adversely affected.

FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have in the past and may in the future fluctuate significantly depending on a number of factors, including but not limited to: the rate of hiring and the productivity of revenue-generating personnel; the availability of qualified IT professionals; changes in the relative mix between the Company's contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of practice groups; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT professionals; and general economic factors. In addition, because the Company provides services on an assignment-by-assignment basis, which clients can terminate at any time, there can be no assurance that existing clients will continue to use the Company's services at historical levels. Although the impact of seasonal factors will vary, the Company experiences a certain amount of seasonality in its first quarter due primarily to the number of holidays and the number of internal training and incentive programs in the first quarter, which may reduce the number of days worked by IT professionals and revenue-generating employees during such quarter. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In the event the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company has experienced substantial revenue growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or profitability on a quarterly or annual basis at historical levels.

INTEGRATION OF TEAMALLIANCE. In December 1996, the Company acquired certain assets of TeamAlliance, which was comprised of six affiliated but separate entities that were located in five states. These management companies now operate as a separate practice group within the Company's Contract Services Division. The integration of TeamAlliance, its clients, IT professionals and employees has required a significant amount of management time and attention, and has resulted in significant integration-related expenses, including expenses associated with training TeamAlliance employees and relocating certain TeamAlliance offices. The Company expects that it may incur additional integration related expenses in future periods, and there can be no assurance that the integration of TeamAlliance will not involve disruptions or difficulties, such as departures of clients, IT professionals or employees, resulting in a material adverse impact on the Company's business, operating and financial condition.

DEPENDENCE ON KEY PERSONNEL. The Company's future business and operating results depend in significant part upon the continued contribution of its key employees and senior management personnel, many of whom would be difficult to replace. The loss or temporary absence of any of the Company's senior management, significant revenue generating employees, or other key personnel and, in particular Brenda C. Hall, its Chief Executive Officer, or the inability to attract and retain key employees or management personnel in the future, could have a material adverse effect on the Company's business, operating results or financial condition.

MANAGEMENT OF GROWTH. The Company has recently experienced a period of rapid growth that has placed and will continue to place significant demands upon its management and other resources. The Company's ability to effectively manage future growth will require the Company to expand its operational, financial and other internal systems. Implementing a new or expanded financial and management information system can be time-consuming and expensive and require significant management resources. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations or that any new system can be implemented effectively. Any failure to manage its growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS OF ACQUISITIONS. A component of the Company's growth strategy is the acquisition of complementary businesses. The successful implementation of this strategy is dependent upon the Company's ability to identify suitable acquisition candidates, obtain requisite financing, acquire such companies on suitable terms and integrate their operations successfully with those of the Company. To date, the Company has completed one acquisition and there can be no assurance that the Company will be able to identify additional suitable acquisition candidates or that the Company will be able to acquire such candidates on favorable terms.

Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number or other risks, including adverse effects on the Company's reported operating results from increases in amortized goodwill and interest expense, the diversion of management attention and the subsequent integration of acquired businesses. To the extent the Company seeks to acquire complementary businesses for cash, the Company may be required to obtain additional financing and there can be no assurance such financing will be available on favorable terms, if at all. Due to all the foregoing, acquisitions may have a material adverse effect on the Company's business, operating results and financial condition. In addition, if the Company issues stock to complete any future acquisitions, existing stockholders will experience further ownership dilution.

INDUSTRY AND GEOGRAPHIC CONCENTRATION. The Company's business is dependent on the trends prevalent in, and the continue growth and rate of change of, the high technology industry. In 1996, substantially all of the Company's net revenues were derived by providing services to clients in the high technology industry.
A substantial deterioration in general economic conditions in Silicon Valley or in the high technology industry as a whole would materially adversely affect the Company's business, financial condition and operating results.

HIGHLY COMPETITIVE MARKET. The IT staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of IT staffing services and temporary personnel agencies. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than the Company. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than the Company. Because there are relatively low barriers to entry, the Company expects that competition will increase in the future. Increased competition could result in price deductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the Company will be able to compete successfully against current and future competitors or the competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

CONCENTRATION OF OWNERSHIP BY PRINCIPAL STOCKHOLDERS. As of September 30, 1997, the Company's principal stockholders, Brenda C. Hall, Todd J. Kinion and entities affiliated with the Sprout Group, beneficially owned approximately 67% of the Company's outstanding shares of Common Stock. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of Company and may discourage third parties from attempting to do so.

LIABILITY RISKS. The Company is exposed to liability with respect to actions taken by its IT professionals while on assignment, such as damages caused by errors of IT professionals, misuse of client proprietary information or theft of client property. The Company often indemnifies its clients from the foregoing. Although the Company maintains insurance coverage, due to the nature of the Company's assignments, and in particular the access by IT professionals to client information systems and confidential information, and the potential liability with respect thereto, there can be no assurance that such insurance coverage will continue to be available on reasonable terms or that it will be adequate to cover such liability. The Company may be exposed to claims of discrimination and harassment and other similar claims as a result of inappropriate actions allegedly taken against IT professionals by corporate clients. As an employer, the Company is also exposed to possible claims of wrongful discharge and violations of immigration laws. Employment related claims may result in negative publicity, litigation and liability for money damages and fines.

POTENTIAL VOLATILITY OF STOCK PRICE. The market price of the shares of the Company's Common Stock is highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of acquisitions by the Company or its competitors, conditions or trends in the IT staffing industry or in technology stocks generally, adoption of new tax and accounting standards affecting the IT staffing industry, changes in financial estimates by security analysts, general market conditions and other factors.

POTENTIAL VOLATILITY OF STOCK PRICE (Cont'd.)

In addition, the technology sector of the stock market has experienced in recent years significant price and volume fluctuations. Because the Company's business is dependent on the trends prevalent in, and the continued growth and rate of change of, the high technology industry, these broad market fluctuations may adversely affect the market price of the Company's Common Stock.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS, DELAWARE LAW. The Company's Amended and Restated Certification of Incorporation (the "Certificate") and Bylaws and Delaware law contain certain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of shareholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then-current market price. Such provisions also may have the effect of preventing changes in the management of the Company.

These provisions provide that all stockholder action must be taken at an annual or special meeting of the stockholders, that only the Board of Directors may call special meetings of the stockholders and that the Board of Directors be divided in to three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without shareholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are currently outstanding and the Company has no present plans to issue any shares of Preferred Stock, the rights of the holders of any Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. In addition the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control of the Company.

PART II.  OTHER INFORMATION

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On July 9, 1997, stockholders of the Company holding 7,936,704 shares of the Company's capital stock, or approximately 99% of the then outstanding voting stock of the Company, approved the following matters by written consent:

  (i) a reorganization pursuant to which the Company would change its state of incorporation from California to Delaware;

  (ii) an amendment and restatement of the Certificate of Incorporation of Company filed in connection with the closing of the Company's initial public offering to, among other things, increase the authorized number of shares of capital stock of the Company and divide the members of the Company's Board of Directors into three separate classes and prove that the member or members of each such class serve staggered three-year terms;

   (iii) the form of indemnification agreements for the officers and directors of the Company; and

   (iv) the 1997 Stock Option Plan, Employee Stock Purchase Plan and IT Professional Stock Option Plan.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

  (a) The exhibits listed on the accompanying Exhibit Index are filed as part hereof and are incorporated by reference.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HALL, KINION & ASSOCIATES, INC.


Date:    November 12 , 1997



                                                By: /s/ Martin A. Kropelnicki
                                                   ----------------------------
                                                   Martin A. Kropelnicki
                                                   Vice President, Finance and
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial
                                                   Officer)

                        HALL, KINION & ASSOCIATES, INC

                                   FORM 10-Q

                                 EXHIBIT INDEX



Exhibit
Number    Exhibit Description                                                           Page
------    -------------------                                                           ----
3.1       Amended and Restated Certificate of Incorporation of the Registrant,
          which is incorporated herein by reference to Exhibit 3.4 to the
          Registrant's Registration Statement on Form S-1, as amended
          (Registration No. 333-28365), declared effective by the Securities and
          Exchange Commission on August 4, 1997 (the "Registration Statement").

3.2       Bylaws of the Registrant, which is incorporated herein by reference to
          Exhibit 3.3 to the Registrant's Registration Statement.

4.1       Investors' Rights Agreement, dated January 26, 1996, among the
          Registrant, certain stockholders and investors named therein, which is incorporated herein by reference to Exhibit 4.2 to the Registrant's
          Registration Statement.

11.1      Computation of Net Income Per Share.......................................... 14

27.1      Financial Data Schedule...................................................... 15