Form 10-K405
period 1997-12-28
HALL KINION & ASSOCIATES INC
filed 1998-03-27
CIK 1009657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  for the fiscal year ended December 28, 1997

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                               ----------------

                        Commission file number 0-22869

                        HALL, KINION & ASSOCIATES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        77-0337705
 (STATE OR OTHER JURISDICTION OF INCORPORATION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

     19925 STEVENS CREEK BOULEVARD, SUITE 180, CUPERTINO, CALIFORNIA 95014
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (408) 863-5720
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Securities registered pursuant to Section 12(b) of the Act: NONE

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 16, 1998, there were outstanding 9,361,885 shares of the registrant's Common Stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on the Nasdaq Stock Market (National Market System) on March 16, 1998, was approximately $149,790,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held on May 15, 1998 are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

  The discussion in this Report contains forward looking statements that involve risks and uncertainties. The statements contained in this release that are not purely historical are forward looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward looking statements included in this release are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from those indicated by the forward looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, the rate of hiring and productivity of revenue generating personnel; the availability of qualified IT professionals; changes in the relative mix between contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of Practice Groups; the structure and timing of acquisitions; changes in demand for IT professionals; general economic factors; and other factors discussed under the caption "Risk Factors," elsewhere in this Report, and in the Company's Securities and Exchange Commission Filings.

INTRODUCTORY NOTE

  On January 13, 1998, the Company completed the acquisition of Group-IPEX, Inc. ("Group-IPEX"). Based in Lafayette, California, Group-IPEX is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China. Notwithstanding the fact that the acquisition of Group-IPEX occurred after the end of the Company's fiscal year, this Report describes certain aspects of the business of Group-IPEX relevant to an understanding of the business of the Company. The Consolidated Financial Statements for the Company contained in Item 8 do not, however, reflect the result of operations for Group-IPEX for any of the periods presented therein.

THE COMPANY

  Hall, Kinion & Associates, Inc. (the "Company" or "Hall Kinion") is a leading provider of specialized information technology ("IT") professionals on a contract and permanent basis, with more than 21 offices in 13 domestic markets and London, England. To meet the specialized needs of its clients, the Company provides its services through distinct technology practice groups ("Practice Groups") organized around specific technologies (such as Windows, Unix or CAD) frequently used by its clients. The Company is organized into two divisions: Contract Services and Permanent Placement. Contract Services provides supplemental IT professionals to research and development ("R&D") departments of high technology companies and to information systems ("IS") departments of corporate clients. In 1997, 1996 and 1995, Contract Services represented 86.5%, 83.6% and 87.3% of the Company's net revenues, respectively. Permanent Placement places IT professionals in permanent positions with high technology companies and other corporate clients. In 1997, 1996 and 1995, Permanent Placement represented 13.5%, 16.4% and 12.7% of the Company's net revenues, respectively. The Company's customers include an extensive group of global high technology companies, including Borland, Cisco Systems, IBM, Microsoft, Motorola, Oracle and numerous emerging growth technology companies, such as Magellan Communications, Inc., Net Frame Systems, Exodus Communications, Inc., Resumix and Remedy Corporation. No single client represented more than 5% of the Company's net revenues in 1997, 1996 or 1995. With the acquisition of Group-IPEX in January 1998, the Company expanded its service offerings to include international recruiting for IT research and development professionals, focusing primarily on individuals from India, but also on individuals from Russia and China.

  The high technology industry continues to experience substantial growth and rapid rates of innovation. These trends, combined with intense competition, have placed pressure on high technology companies to shorten product life cycles and the time-to-market of new products. The development of next generation products, however, often requires significant and highly specialized technical talent, which may not be available internally. Furthermore, as new technologies and systems are introduced, businesses, which rely on them for mission-critical functions, must implement these systems within their already complex computing environments. Consequently, IS departments are faced with the challenge of finding qualified IT professionals to design, develop, deploy and maintain their systems. To address these demands for contract and permanent IT professionals, both the R&D departments of high technology companies and IS departments of large corporations turn to IT professional service companies to augment their existing operations.
  The Company's objective is to provide efficient and high quality contract and permanent IT professionals to R&D departments of high technology clients and IS departments of corporate clients and to become the "agent of choice" for IT professionals. To achieve this objective, the Company: (i) focuses on technology-driven clients that typically require IT professionals with more highly specialized skill sets than traditional supplemental IT personnel; (ii) provides specialized IT services through distinct Practice Groups that are focused on specific technologies and that operate relatively autonomously with their own sales forces and recruiting personnel; (iii) pursues cross-selling opportunities between permanent placement and contract services; (iv) seeks to attract and retain qualified IT professionals; and (v) provides strong corporate support to its 14 regional markets (including London.)

  The Company was incorporated in California in 1991. In 1994, the Stellar Group, Inc. and Kinion Hall, affiliated companies under common ownership, were merged with the Company and in December 1996 the Company acquired certain assets of TeamAlliance Technology Partners, L.P. and certain of its affiliated regional operating companies ("TeamAlliance" or the "TeamAlliance Acquisition"). The Company was reincorporated in Delaware in July 1997 and completed an initial public offering of shares of its Common Stock, $0.001 par value, on August 4, 1997. In January 1998, the Company acquired all of the outstanding capital stock of Group-IPEX, which is currently a wholly owned subsidiary of the Company.

  The following table illustrates the Practice Groups currently located in each of the Company's existing regional markets. Although the Company does not expect to add every Practice Group to each regional market, the Company believes that there are opportunities to add Practice Groups in each regional market, particularly those that the Company has recently entered.

                      PRACTICE GROUPS BY REGIONAL MARKET

                                              SALT                                                        NEW
            SILICON                           LAKE                                                        YORK
            VALLEY  SEATTLE PORTLAND PHOENIX  CITY  DENVER AUSTIN HOUSTON CHICAGO TAMPA  ORLANDO RALEIGH  CITY  LONDON
----------------------------------------------------------------------------------------------------------------------
Contract
Services
----------------------------------------------------------------------------------------------------------------------
Windows        .       .       .               .      .      .               .
----------------------------------------------------------------------------------------------------------------------
Unix           .
----------------------------------------------------------------------------------------------------------------------
QA             .
----------------------------------------------------------------------------------------------------------------------
CAD            .               .        .             .      .       .       .
----------------------------------------------------------------------------------------------------------------------
Writers        .       .
----------------------------------------------------------------------------------------------------------------------
Internet                                                                                                   .
----------------------------------------------------------------------------------------------------------------------
Tech. Sup.     .
----------------------------------------------------------------------------------------------------------------------
NET            .       .       .        .             .
----------------------------------------------------------------------------------------------------------------------
IS                                             .      .              .       .      .       .       .      .
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Permanent
Placement
Services
----------------------------------------------------------------------------------------------------------------------
Software       .       .       .        .      .      .      .       .       .      .               .      .      .
----------------------------------------------------------------------------------------------------------------------
Hardware                       .        .

STRATEGY

  In late 1994, the Company implemented a growth strategy intended to create a network of offices in regional markets, each comprised of multiple Practice Groups. Key elements of this growth strategy are to:

  HIRE ADDITIONAL REVENUE-GENERATING EMPLOYEES FOR EXISTING PRACTICE GROUPS. The Company believes that there is a potential for revenue growth from the addition of technical recruiting agents (TRAs) and Account Managers in existing Practice Groups. The addition of these employees represents increased opportunities to generate revenues by servicing a greater number of current and prospective clients and IT professionals. The Company increased the number of revenue-generating employees from 123 employees in 1995 to 273 employees in 1996 to 348 employees in 1997. In large part, this internal expansion has been implemented according to a growth model based on the Company's experience expanding in regional markets with substantially similar characteristics. By using its growth model, the decisions to make additional investments such as increasing headcount, advertising expense and the number and type of Practice Groups, is determined based on objective performance criteria. The Company believes that its growth model provides its managers an effective tool for executing and monitoring an expansion strategy and schedule.

  ADD PRACTICE GROUPS TO EXISTING REGIONAL MARKETS. The Company has 11 different types of Practice Groups and only three of the Company's 14 regional markets (including London) have more than four types of Practice Groups. As a result, the Company believes that there is a substantial opportunity to increase the number of Practice Groups within its existing regional markets. Historically, the Company has entered a new market with the Permanent Placement Division and then added additional Practice Groups to leverage that office's reputation and relationships and to take advantage of cross-selling opportunities. The Company intends to implement a focused expansion of its Practice Groups in existing regional markets in order to meet the needs of new and existing clients.

  OPEN ADDITIONAL LOCATIONS IN NEW REGIONAL TECHNOLOGY MARKETS. A key element of the Company's growth strategy is to continue to enter new regional markets with a concentration of high technology companies. The Company currently has Practice Groups in 13 domestic markets, including Silicon Valley, Seattle, the Research Triangle, certain other high technology markets and in London.

  ACQUIRE COMPLEMENTARY BUSINESSES. The Company intends to explore the potential acquisition of businesses that would provide it with: (i) new technology practices; (ii) strategically complementary businesses; (iii) new geographical presences; or (iv) international recruiting capabilities. For example, as a result of the recently completed acquisition of Group-IPEX, the Company's Practice Groups will utilize the new international IT research and development professionals to fill existing and future job orders.

HALL KINION SERVICES

  Contract Services

  The Company's Contract Services Division provides supplemental IT professionals. In a typical R&D contract, an IT professional is contracted to a high technology client, usually in connection with a specific application or project. In a typical IS contract, an IT professional is contracted to an IS department for the implementation and maintenance of corporate computer systems. The company's IT professionals usually work on assignments lasting approximately three to nine months, with all work billed on an hourly basis and performed at the direction of the client.

  The Company has organized its Contract Services Division into seven types of Practice Groups focused on those technologies widely used by its high technology clients in the development of their products (Windows, Unix, QA, CAD, Writers, Internet, Tech. Sup., NET and IS.) In addition, through its Technology Support Practice Group, the Company offers its high technology clients access to IT professionals providing administrative support, data entry, help desk and customer support. The Company expects this Practice Group to represent a declining percentage of the Company's net revenues as the Company focuses on more specialized, higher margin Practice Groups. In conjunction with its TeamAlliance Acquisition in December 1996, the Company has also added an IS Practice Group, which provides IT professionals, programmers and analysts to corporate clients' IS department.

  Permanent Placement Services

  The Company provides IT professionals for permanent placement with its corporate clients. The Company currently delivers such services in 13 of the Company's 14 regional markets, including London, England. The Company recognizes revenue when the IT professional commences employment. The Company typically guarantees this placement for a period of 90 days. This placement fee is usually structured as a percentage of the IT professional's first-year annual compensation. While the Permanent Placement Division has historically offered its services to R&D departments of high technology firms, the Company has begun to leverage the client relationships from TeamAlliance to offer permanent placement services to IS departments of corporate clients. The Company plans to develop distinct hardware and software Practice Groups within its Permanent Placement Division in certain regional markets.

  Group-IPEX

  Group-IPEX focuses on recruiting international IT research and development professionals to work on short term R&D contracts at leading technology vendors. In a typical R&D contract, international IT research and development professionals are brokered to companies similar to Hall Kinion who then contract them out to high technology clients. The majority of the work is billed on an hourly basis.

HALL KINION'S OPERATING AND SALES APPROACH

 CONTRACT SERVICES DIVISION

  Technical Recruiting Agents

  TRAs are responsible for recruiting and assessing the Company's IT professionals, understanding their preferences and capabilities and monitoring their availability, progress and job satisfaction. The Company's goal is for its TRAs to build long-term relationships with IT professionals in their particular fields of specialization. Each experienced TRA is responsible for up to approximately 20 IT professionals under contract at any time and monitors the job status and availability of approximately 40 additional IT professionals. TRAs operate only within a particular division or Practice Group and are required to attend Company training programs to keep current on the latest technologies within their particular specialization. As of December 28, 1997, the Company employed 100 TRAs located throughout its regional markets.

  Account Managers

  Account Managers are responsible for relationships with the Company's clients. The Company's Account Managers do not form exclusive relationships with the Company's clients, but rather operate within a particular technical specialization. If an Account Manager learns of an opportunity at one of the Company's clients in a specialization outside his or her own, the Account Manager refers the lead to an Account Manager in the appropriate technical specialization. The Company believes that its organization based on specialization rather than client accounts enables Account Managers to develop relationships in different departments of clients and at different levels and to transfer the job requisitions to Account Managers familiar with the appropriate specialization, leading to quicker, more accurate placements. As of December 28, 1997, the Company employed approximately 108 Account Managers throughout its regional markets.

  IT Professionals

  A major challenge facing IT services companies is the identification and retention of highly qualified software engineers, computer programmers, technical writers and designers. The Company believes that it has developed a reputation among IT professionals for efficient and high quality placements by: (i) focusing on an IT professional's particular field of technical specialization; (ii) identifying and delivering high quality assignments involving leading-edge technologies; and (iii) providing access for IT professionals to cash compensation levels comparable to or higher than that of similarly skilled, full-time employees. The Company's goal is to become the "agent of choice" for IT professionals and is developing programs to increase the retention of IT professionals such as the Star Campaign and the granting of stock options. The Star Campaign is designed to enable the Company to attract and retain the highest quality IT professionals available by providing these selected professionals with, among other things, advance notice of state-of-the-art assignments and perquisites, including participation in the Company's 401(k) plan, access to medical and dental benefits and Company stock options under the IT Professional Plan.

 PERMANENT PLACEMENT DIVISION

  Recruiters

  Recruiters are primarily responsible for establishing relationships with clients needing permanent IT professional services and matching the needs of the Company's clients with the preferences and skills of the Company's permanent placement job candidates. Recruiters frequently engage in other activities to enhance their knowledge of the IT industry and issues that are relevant to clients. Many Recruiters are members of industry trade organizations and participate with clients in Company-sponsored seminars. In addition, from time to time Recruiters will bring clients together to discuss mutual technical issues or challenges. The Company believes these types of activities strengthen client relationships and help to build alliances or partnerships. The Company employed a total of approximately 140 Recruiters as of December 28, 1997.

  Recruiters are paid primarily on a commission basis. The Company's compensation for Recruiters encourages communication and cooperation among Recruiters by sharing compensation among Recruiters involved in an individual placement. The Company establishes performance standards based on revenue generation and other factors, such as the number of sales calls completed by Recruiters.

CORPORATE SUPPORT SERVICES

  In support of its Practice Groups, the Company provides centralized training, information systems and financial and accounting services. Managers from the corporate office regularly visit each regional market, monitor results of each Practice Group and oversee the addition of new employees. Performance is measured at the division and Practice Group level and not at the office or regional market level. The Company believes that this management structure fosters synergy among divisions and Practice Groups, as well as cooperation and cross-referrals from regional market to regional market.

  In addition to administrative support functions, the Company makes substantial annual investments in training for its Vice Presidents, Directors, TRAs, Account Managers and Recruiters. The Company provides management and sales training throughout the year at its corporate headquarters in Cupertino, California and at its training facility in Park City, Utah.

  The Company has developed a business growth model and related best practices training program. Developed from in-house historical data, the model consists of a set of detailed guidelines for use by the Company's divisions and Practice Groups to expand within the Company's regional markets. By using the growth model, decisions to make additional investments, such as increasing headcount, advertising expense and the number of Practice Groups, are determined based on objective performance criteria. The Company believes that the growth model provides its managers with an effective tool for executing and monitoring an expansion strategy and schedule. The Company applied the growth model to its entrance into the Austin, Denver and Phoenix regional markets during 1996. The growth model was also used for all new Practice Groups added during 1997.

COMPETITION

  The IT staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of IT staffing services and temporary personnel agencies. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than the Company. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and devote greater resources to the marketing services than the Company. Because there are relatively low barriers to entry, the Company expects that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the Company will be able to compete successfully against current ad future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. The Company believes that the principal factors relevant to competition in the IT staffing industry services industry are the recruitment and retention of highly qualified IT professionals, rapid and accurate response to client requirements and, to a lesser extent, price. The Company believes that it competes favorably with respect to these factors.

EMPLOYEES

  As of December 28, 1997, approximately 1,040 IT professionals placed by the Company were providing contract services to the Company's clients. The Company's corporate staff at December 28, 1997, consisted of 425 full-time employees, of whom 100 are TRAs, 108 are Account Managers, 140 are Recruiters, and 77 serve in various administrative and accounting capabilities. The Company is not a party to any collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

                                 RISK FACTORS

ABILITY TO ATTRACT AND RETAIN QUALIFIED IT PROFESSIONALS

  The Company's success depends on its ability to attract and retain qualified IT professionals with the technical skills and experience necessary to meet its clients' requirements for technical personnel. Competition for individuals with proven technical skills, particularly in the Windows, Unix, CAD and other technology environments for which the Company provides services, is intense, and the Company expects that competition for IT professionals will increase in the future. Furthermore, IT professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with the Company at any time. The Company competes for such individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants and temporary personnel agencies. Many of the IT professionals who work with the Company also work with the Company's competitors, and there can be no assurance that IT professionals currently working on projects for the Company will not choose to work for competitors on future assignments. There also can be no assurance that the Company will be able to attract and retain qualified IT professionals in sufficient numbers in the future. The Company's net revenues in any period are related, among other factors, to the number of IT professionals it has on staff and engaged on assignments. If the Company were unable to hire or retain such personnel, the Company's business, operating results and financial condition would be materially adversely affected.

RISKS INHERENT IN ADDITION OF PRACTICE GROUPS AND EXPANSION INTO NEW MARKETS

  The Company's growth depends on its ability to successfully expand existing Practice Groups, add additional Practice Groups within its existing regional markets and enter new regional markets. This expansion is dependent on a number of factors, including the Company's ability to: attract, hire, integrate and retain qualified revenue generating employees; develop, recruit and maintain a base of qualified IT professionals within a regional market; accurately assess the demand of a new market; and initiate, develop and sustain corporate client relationships in each new regional market. There can be no assurance that the addition of Practice Groups and entrance into new regional markets will occur on a timely basis or achieve anticipated financial results. For example, in 1997 the Company closed the Raleigh Windows Practice Group because its revenue growth was lower than management's expectations. The addition of new Practice Groups and entrance into new regional markets typically results in increases in operating expenses, primarily due to increased headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's new recruiting personnel and sales employees reach full productivity. If the Company is unable to add Practice Groups or enter new regional markets in a cost-effective manner or if those Practice Groups and regional markets do not achieve anticipated financial results, the Company's business, operating results and financial condition could be materially adversely affected.

FLUCTUATIONS IN QUARTERLY RESULTS, SEASONALITY

  The Company's quarterly operating results have in the past and may in the future fluctuate significantly depending on a number or factors, including, but not limited to: the rate of hiring and the productivity of revenue-generating personnel; the availability of IT professionals; changes in the relative mix between the Company's contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of practice groups; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT professionals; and general economic factors.

  In addition, because the Company provides services on an assignment-by-assignment basis, which clients can terminate at any time, there can be no assurance that existing clients will continue to use the Company's services at historical levels. Although the impact of seasonal factors will vary, the Company experiences a certain amount of seasonality in its first quarter due primarily to the number of holidays and the number of internal training and incentive programs in the first quarter, which may reduce the number of days worked by IT professionals and revenue-generating employees during such quarter. As a result, the Company believes that period-to-period comparisons of its result of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In the event the Company's operations should fall below the expectations of public market analysts and investors, the price of the Company's Common Stock would likely be materially adversely affected. Although the Company has experienced substantial revenue growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or profitability on a quarterly or annual basis at historical levels.

  The market price of the shares of Common Stock may be volatile and could be subject to wide fluctuations. The stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of the companies whose shares are traded in such market. Accordingly, broad market factors may adversely affect the market price of the Company's Common Stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

  The Company's future business and operating results depend in significant part upon the continued contributions of its key employees and senior management personnel, many of whom would be difficult to replace. The loss or temporary absence of any of the Company's senior management, significant revenue generating employees, other key personnel and, in particular, Brenda
C. Hall, its Chief Executive Officer and Paul H. Bartlett, its President, or the inability to attract and retain key employees or management personnel in the future, could have a material adverse effect of the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH

  The Company has recently experienced a period of rapid growth that has placed and will continue to place significant demands upon its management and other resources. The Company's net revenues increased 72% from $29.4 million in 1995 to $50.6 million in 1996, and increased 83.6% from $50.6 million in 1996 to $92.8 million in 1997, while headcount increased from 141 employees in 1995 to 327 employees in 1996 and to 425 employees in 1997. In the same period general and administrative expenses increased from 30.2% of net revenues in 1995 to 36.3% of net revenues in 1997. The Company's ability to effectively manage future growth will require the Company to expand its operational, financial and other internal systems. Implementing a new or expanded financial and management information system can be time-consuming and expensive and require significant management resources. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations or that any new system can be implemented effectively. Any failure to manage growth effectively could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company believes that its future success will depend upon its ability to identify, attract, hire, train, motivate and retain other revenue-generating personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating or retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS OF ACQUISITION

  A component of the Company's growth strategy is the acquisition of complementary businesses. The successful implementation of this strategy is dependent upon the Company's ability to identify suitable acquisition candidates, obtain requisite financing, acquire such companies on suitable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire such candidates on favorable terms. Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization and interest expense, the diversion of management attention and the subsequent integration of acquired businesses.

  To the extent the Company seeks to acquire complementary businesses for cash, the Company may be required to obtain additional financing and there can be no assurance such financing will be available on favorable terms, if at all. Due to all of the foregoing, acquisitions may have a material adverse effect on the Company's business operating results and financial condition. In addition, if the Company issues stock to complete any future acquisitions, existing stockholders will experience ownership dilution.

  For example, in December 1996, the Company acquired certain assets of TeamAlliance, which was comprised of six affiliated but separate entities that were located in five states. These management companies now operate as a separate practice group within the Company's contract Services Division. The integration of TeamAlliance, its clients, IT professionals and employees has required a significant amount of management time and attention, and has resulted in significant integration-related expenses, including expenses associated with training TeamAlliance employees and relocating certain TeamAlliance offices.

INDUSTRY AND GEOGRAPHIC CONCENTRATION

  The Company's business is dependent on the trends prevalent in, and the continued growth and rate of change of, the high technology industry. In 1996 and 1997, substantially all of the Company's net revenues were derived by providing services to clients in the high technology industry. In addition, approximately 73% and 47% of the Company's net revenues in 1996 and 1997 respectively, were derived from services provided to clients in Silicon Valley. Substantial deterioration in general economic conditions in Silicon Valley or in the high technology industry as a whole would materially and adversely affect the Company's business, financial condition and operating results.

HIGHLY COMPETITIVE MARKET

  The IT staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, system integrators, computer systems consultants, other providers of IT services and temporary personnel agencies. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than the Company. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than the Company. Because there are relatively low barriers to entry, the Company expects that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

GOVERNMENTAL REGULATION OF IMMIGRATION

  Certain of the Company's IT professionals are foreign nationals working in the United States under H-1B permits. Accordingly, both the Company and these foreign nationals must comply with the United States immigration laws. The inability of the Company to obtain H-1B permits for certain of its employees in sufficient quantities or at a sufficient rate could have an adverse effect on the Company's business, operating results and financial condition. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. For example, in 1997 the maximum number of permitted H-1B permits available for 1997 were issued by the third quarter of 1997, resulting in an inability of applicants to obtain additional permits for the balance of the year. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to obtain foreign employees could require the Company to incur additional unexpected labor costs and expense. Further, any such restrictions or limitations on hiring practices could have an adverse effect on business, operating results and financial condition.

CONCENTRATION OF OWNERSHIP BY PRINCIPAL STOCKHOLDERS

  The Company's principal stockholders, Brenda C. Hall, Todd J. Kinion and entities affiliated with the Sprout Group beneficially owned approximately 63% of the Company's outstanding shares of Common Stock at December 28, 1997. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring a stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

LIABILITY RISKS

  The Company is exposed to liability with respect to actions taken by its IT professionals while on assignment, such as damages caused by errors of IT professionals, misuse of client proprietary information or theft of client property. The Company often indemnifies its clients from the foregoing. Although the Company maintains insurance coverage, due to the nature of the Company's assignments, and in particular the access by IT professionals to client information systems and confidential information, and the potential liability with respect thereto, there can be no assurance that such insurance coverage will continue to be available on reasonable terms or that it will be adequate to cover any such liability. The Company may be exposed to discrimination and harassment claims or other similar claims as a result of inappropriate actions allegedly taken against IT professionals by corporate clients. As an employer, the Company is also exposed to possible claims of wrongful discharge and violations of immigration laws. Employment related claims might result in negative publicity, litigation and liability for monetary damages and fines.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTI-TAKEOVER EFFECTS OR CERTIFICATE INCORPORATION, BYLAWS, DELAWARE LAW

  The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual special meeting of stockholders, that only the Board of Directors may call special meetings of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of December 28, 1997, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any Preferred Stock that may be issued in the future. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of the Company.

IMPACT OF YEAR 2000 ISSUE

  The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds the current estimates, the Year 2000 issue could have a material adverse impact on the business, financial condition or results of operations of the Company.

  The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance, however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial condition or results of operations.

ITEM 2. PROPERTIES

  The Company's principal executive offices are currently located in Cupertino, California and occupy an aggregate of approximately 16,375 square feet of office space pursuant to a sublease that expires in August 2000. The Company also leases or subleases office space for its operations in Austin and Houston, Texas; Capitola, Foster City, Fremont and Mountain View, California; Chicago and Schaumburg, Illinois; Denver, Colorado; London, England; New York, New York; Orlando and Tampa, Florida; Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; and Seattle, Washington. In addition, the Company owns a training facility located in Park City, Utah.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material pending legal proceedings other than routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed for trading on the NASDAQ under the symbol "HAKI". On December 28, 1997, there were approximately 38 holders of record of the Common Stock.

  The table below sets forth the high and low sales prices per share as reported on the NASDAQ National Market System since the Company's initial public offering on August 4, 1997. The Company's initial public offering price was $15.00 per share.

                                                                   SALES PRICE
                                                                  -------------
                FISCAL YEAR ENDED DECEMBER 28, 1997                HIGH   LOW
                -----------------------------------               ------ ------
   4th quarter ended December 28, 1997........................... $21.13 $15.00
   3rd quarter ended September 28, 1997(1)....................... $22.50 $17.87

--------
(1)  Trading of the Company's Common Stock commenced on August 4, 1997.

  No cash dividends were paid in 1997 or 1996. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

                                                  FISCAL YEAR
                                     ------------------------------------------
                                      1997     1996     1995     1994     1993
                                     -------  -------  -------  -------  ------
CONSOLIDATED STATEMENT OF INCOME         (IN THOUSANDS, EXCEPT PER SHARE
DATA:                                               AMOUNTS)
Net revenues........................ $92,831  $50,571  $29,385  $15,968  $9,780
Cost of contract services...........  54,769   30,342   19,209   10,728   6,386
                                     -------  -------  -------  -------  ------
Gross profit........................  38,062   20,229   10,176    5,240   3,394
Selling, general and administrative
 expenses...........................  33,689   18,233    8,869    4,978   3,269
                                     -------  -------  -------  -------  ------
Income from operations..............   4,373    1,996    1,307      262     125
Other income (expense), net.........    (127)     369     (156)    (203)    (44)
                                     -------  -------  -------  -------  ------
Income before income taxes..........   4,246    2,365    1,151       59      81
Income taxes........................   1,737    1,004      469       26      53
                                     -------  -------  -------  -------  ------
Net income.......................... $ 2,509  $ 1,361  $   682  $    33  $   28
                                     =======  =======  =======  =======  ======
Net income per share:
  Basic............................. $  0.34  $  0.22  $  0.11  $  0.01  $ 0.00
                                     =======  =======  =======  =======  ======
  Diluted........................... $  0.25  $  0.16  $  0.11  $  0.01  $ 0.00
                                     =======  =======  =======  =======  ======
CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)........... $19,503  $   189  $  (114) $  (209) $  251
Total assets........................  42,440   22,994    5,680    2,572   1,700
Long-term debt......................   2,549    6,738       --       --     244
Redeemable convertible preferred
 stock..............................      --    9,900       --       --      --
Stockholders' equity (deficit)......  31,350   (2,748)     941      259     226

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion in this Report contains forward looking statements that involve risks and uncertainties. The statements contained in this release that are not purely historical are forward looking statements within the meaning of
Section 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward looking statements included in this release are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from those indicated by the forward looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, the rate of hiring and productivity of revenue generating personnel; the availability of qualified IT professionals; changes in the relative mix between contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of Practice Groups; the structure and timing of acquisitions; changes in demand for IT professionals; general economic factors; and other factors as discussed under the caption "Risk Factors," elsewhere in this Report, and in the Company's Securities and Exchange Commission Filings.

OVERVIEW

  Hall Kinion provides specialized IT professionals to corporate clients through 21 offices located in 11 states and in London, England. The Company is organized into two divisions: Contract Services, which has historically provided supplemental IT professionals to R&D departments of high technology companies, and Permanent Placement, which places IT professionals in permanent positions. With the acquisition of TeamAlliance in December 1996, the Company expanded its Contract Services Division to provide IT professionals to IS departments of corporate clients.

  In 1997, 1996 and 1995, the Contract Services Division represented 86.5%, 83.6% and 87.3% of the Company's net revenues, respectively. For the same periods, the Permanent Placement Division represented 13.5%, 16.4% and 12.7% of the Company's net revenues, respectively. If the TeamAlliance Acquisition had occurred in January 1996, net revenues on a pro forma basis for the Contract Services Division and the Permanent Placement Division would have accounted for 87.2% and 12.8% of the Company's 1996 revenues, respectively.

  The Company's net revenues are derived from hourly billings of IT professionals performing contract assignments and from fees received for permanent placements. For contract services, assignments generally last from three to nine months and revenues are recognized as services are provided. Because the Company only derives revenues when its consultants are actually working, its operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. In particular, the Company experiences a certain amount of seasonality in its first fiscal quarter. For its Permanent Placement of IT professionals, the Company receives a fee upon placement of the candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent Placement revenues from fees are recognized when the IT professional commences employment.

  The Company has experienced growth by the additions of sales and recruiting employees, developing new Practice Groups, acquisitions and entering into new regional markets. As of December 1995, the Company had 141 employees and 17 Practice Groups in 5 regional markets. As of December 1996, the Company had 327 employees and 42 Practice Groups in 14 regional markets. As of December 1997, the Company had 425 employees and 59 Practice Groups in 14 regional markets. During this period, net revenues increased from $29.4 million to $92.8 million, or 215.9%. Overall headcount for the comparable period increased from 141 to 425, or 201.4%. Although contributing to the increase in net revenues, the addition of new Practice Groups and the entry into new regional markets has resulted in substantial increases in operating expenses, primarily due to increased headcount. These expenses are incurred in advance of any recognized revenue and there is often a delay before the Company's new personnel and sales employees reach full productivity.

RESULTS OF OPERATIONS

  The following table sets forth as a percentage of net revenues, except as otherwise noted, the Company's results of operations for the periods shown:

                                                               FISCAL YEAR
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
Net revenues:
  Contract services........................................  86.5%  83.6%  87.3%
  Permanent placement......................................  13.5   16.4   12.7
                                                            -----  -----  -----
    Total net revenues..................................... 100.0  100.0  100.0
Cost of contract services..................................  59.0   60.0   65.4
                                                            -----  -----  -----
Gross profit (1)...........................................  41.0   40.0   34.6
Selling, general administrative expenses...................  36.3   34.4   30.2
Other operating expenses...................................    --    1.6     --
                                                            -----  -----  -----
Income from operations.....................................   4.7    4.0    4.4
Other income (expenses), net...............................  (0.1)   0.7   (0.5)
                                                            -----  -----  -----
Income before taxes........................................   4.6%   4.7%   3.9%
                                                            =====  =====  =====

--------
(1) Gross profit for Contract Services excluding Permanent Placement revenues (as a percentage of net Contract Service revenues) was 31.8%, 28.2% and 25.1% for years 1997, 1996 and 1995, respectively. The Company's fiscal year ends on the last Sunday of December.

YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 30, 1995

  Net revenues. Net revenues were $92.8 million, $50.6 million, and $29.4 million for the years 1997, 1996 and 1995, respectively, increasing by 83.6% during 1997 and 72.1% during 1996. The Company's net revenues from Contract Services were $80.3 million, $42.3 million and $25.7 million for the years 1997, 1996 and 1995, respectively, increasing by 89.9% during 1997 and 64.7% during 1996. The Company's net revenues from Permanent Placements were $12.6 million, $8.3 million and $3.7 million for the years 1997, 1996 and 1995, respectively, increasing by 51.1% during 1997 and 123.3% during 1996. The increase in net revenues in 1997 was primarily due to a full year of revenue from the TeamAlliance operations, the opening of 20 new Practice Groups within existing regional markets, as well as a full year of revenue from the Austin, Phoenix, Raleigh and London offices and to a lesser extent increased bill rates. In 1997 the Company's revenue producing headcount increased from 273 to 348 or 27.5%, with much of the increase occurring in the third and fourth quarters. As a result, the increase in net revenue in 1997 was partially offset due to the delay experienced by the Company before new employees reach full productivity. The increase in net revenues in 1996 was primarily due to growth in sales within existing regional markets, including a full year of revenue from the Portland and Denver regional markets which the Company entered in 1995. During 1996, the Company expanded into Austin (April), Phoenix (July), Raleigh (September), and London (November). Due to the delay typically experienced by the Company before new employees reach full productivity, the Company did not recognize significant revenues from these regional markets in 1996. As a result, the number of Company revenue producing headcount increased from 123 to 273 or 122.0% in 1996, while net revenues increased only by 72.1%. In addition, in December 1996, the Company entered the New York City, Chicago, Houston, Orlando and Tampa regional markets as a result of the TeamAlliance acquisition.

  Gross Profit. Gross profit from the Company's Contract Services represent revenues less direct cost of services, which consists of direct payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit for the Company's Contract Services were $25.5 million, $11.9 million, and $6.5 million for the years 1997, 1996 and 1995, respectively, increasing by 114.0% and 84.7% in 1997 and 1996, respectively. The Company believes these increases were due to increased demand for the Company's services and to a lesser extent increased bill rates. Gross profit for the Company's Permanent Placement division were $12.6 million, $8.3 million and $3.7 million for the years 1997, 1996 and 1995, respectively, increasing by 51.1% and 123.3% in 1997 and 1996, respectively. These increases were primarily due to increases in demand for the Company's Permanent Placement services.

  Operating Expenses. Operating expenses were $33.7 million in 1997 compared to $18.2 million in 1996 and $8.9 million in 1995. Operating expenses as a percentage of net revenues were 36.3% in 1997 and 36.0% in 1996 and 30.2% in 1995. Selling, general and administrative expenses consist primarily of staff compensation, occupancy, telephone, advertising and public company costs. The increase in 1997 was primarily due to increased headcount and operating expenses from new Practice Groups, the integration of TeamAlliance operations, including training costs and office relocation costs incurred in the Houston, Tampa and Chicago regional markets, and in connection with relocating the Company headquarters to Cupertino, California. To a lesser extent, operating expenses also increased due to the expenses incurred from the addition of Permanent Placement Practice Groups in Houston, Austin, Chicago, Tampa, Phoenix and San Mateo. The increase in 1996 was primarily due to the opening of Practice Groups in four additional regional markets in 1996, and one month of integration costs for the TeamAlliance operations.

  Other Income (Expense), Net. Interest income for the years 1997, 1996 and 1995 was $485,000, $434,000 and $0, respectively. Interest expense for the years 1997, 1996 and 1995 was $581,000, $65,000 and $122,000 respectively. The increase in interest income resulted from increased cash balances from the Company's initial public offering on August 4, 1997. The increase in interest expense primarily reflects indebtedness incurred in connection with the TeamAlliance acquisition and expansion costs associated with new Practice Groups.

  Income Taxes. The provision for income taxes was 40.9%, 42.5%, and 40.8% for the years 1997, 1996 and 1995. The Company's income taxes as a percentage of income before taxes varies somewhat from period to period due primarily to changes in nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

  In August 1997, the Company completed its initial public offering of its common stock. Of the 2,892,250 shares of common stock offered, 1,666,667 shares were sold by the Company and 1,225,583 shares were sold by selling stockholders. The Company received approximately $21.5 million of cash, net of underwriting discounts and commissions, and other expenses. Approximately $7.0 million of the net proceeds were used to repay all outstanding indebtedness under the Company's credit facility and approximately $1.0 million was used to finance the addition of new Practice Groups during the fourth quarter. An additional $1.3 million was used to pay a note outstanding to certain shareholders affiliated with the TeamAlliance operations. The remaining net proceeds were invested in short term securities. In connection with the initial public offering, all of the Company's outstanding shares of preferred stock were automatically converted into an equal number of shares of common stock.

  During 1997, 1996 and 1995, the Company used cash in operations of approximately $517,000, $1.6 million, and $193,000, respectively. The principal use of cash during each of these periods was to support growth in accounts receivable resulting from the Company's growth in net revenues and to fund operating expenses associated with entering new markets and adding Practice Groups. In 1997, the Company experienced an increase in accounts receivable in part from TeamAlliance, which was purchased in December 1996. In connection with this acquisition, the Company did not purchase the existing accounts receivable balances. This growth in accounts receivable was primarily financed by the initial public offering in August 1997. Historically, the Company has utilized various sources of financing to fund its working capital requirements, including cash flow from internal operations, bank credit lines and the sale of its capital stock.

  The Company pays its IT professionals on a weekly basis, while corporate clients are generally billed at the end of the applicable pay period. Corporate clients typically remit payments 30 to 40 days after invoice date. The Company's working capital requirements are somewhat mitigated by permanent placement revenues, as the sales commissions associated with such revenues are not paid until fees are collected from the Company's clients.

  During 1997, 1996 and 1995, the Company made capital expenditures of $1.9 million, $2.6 million and $634,000, respectively. In October 1996, the Company purchased a corporate training facility in Park City, Utah. The purchase price consisted of $1.0 million in cash plus a note payable to the seller in the amount of $1.1 million. The note bears interest at 8.75% per annum, matures in the year 2026 and requires installments of principal and interest totaling $9,023 each month. The note is fully secured by a deed of trust against the property.

  In December 1996, the Company completed the TeamAlliance Acquisition for a cash payment of $4.3 million at the date of acquisition and the issuance of 52,000 shares of the Company's Common Stock. In addition, the Company agreed to pay the principals an aggregate of an additional $4.2 million in three installments in October 1997, 1998 and 1999. Pursuant to this obligation, the Company made a payment of $1.25 million on October 31, 1997. In addition, the Company made additional payments aggregating approximately $502,000 to certain management companies associated with TeamAlliance and their shareholders during 1997. The Company financed the initial cash portion of the purchase price with available borrowings under the term loan facility. The subsequent payments in 1997 were made from the net proceeds of the initial public offering.

  In January 1996, entities affiliated with the Sprout Group ("Sprout") purchased 1,600,000 shares of Series A Preferred Stock and warrants to purchase and aggregate of up to 250,000 shares of Common Stock. In connection with this transaction, Brenda C. Hall, the Company's Chief Executive Officer and a director of the Company, and Todd J. Kinion, a former officer and a current director of the Company, borrowed from the Company $3.0 million and $2.0 million respectively, pursuant to secured promissory notes. Upon closing of the initial public offering in August 1997, Ms. Hall and Mr. Kinion paid their respective promissory notes by tendering to the Company 480,000 and 320,000 shares of Common Stock, respectively.

YEAR 2000 ISSUES

  The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds the current estimates, the Year 2000 issue could have a material adverse impact on the business, financial condition or results of operations of the Company.

  The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial condition or results of operations.

SUBSEQUENT EVENTS

  In January 1998, the Company acquired Group-IPEX for $7,339,000 consisting of a cash payment of $6,175,000, the issuance of 46,000 shares of Company common stock valued at $914,000, and $250,000 of costs related to the acquisition. Group-IPEX, based in Lafayette, California, is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 28,  DECEMBER 29,
                                                           1997          1996
                                                       ------------  ------------
ASSETS
Current Assets:
  Cash and equivalents...............................  $ 4,310,000   $    56,000
  Investments........................................    9,120,000            --
  Accounts receivable, net of allowance for doubtful
   accounts of $344,000 in 1997 and $403,000 in 1996.   12,774,000     7,621,000
  Prepaid expenses and other current assets..........      326,000       490,000
  Prepaid income taxes...............................      407,000       786,000
  Deferred income taxes..............................      612,000       340,000
                                                       -----------   -----------
   Total current assets..............................   27,549,000     9,293,000
Property and equipment, net..........................    5,404,000     4,431,000
Goodwill, net........................................    9,016,000     9,054,000
Other assets.........................................      471,000       216,000
                                                       -----------   -----------
Total assets.........................................  $42,440,000   $22,994,000
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Cash overdraft.....................................  $        --   $ 1,229,000
  Line of credit.....................................    1,250,000       418,000
  Accounts payable...................................    1,835,000     1,516,000
  Accrued salaries, commissions and related payroll
   taxes.............................................    2,794,000     2,255,000
  Accrued liabilities................................    1,280,000     1,301,000
  Current portion of long term debt..................    1,000,000     2,385,000
                                                       -----------   -----------
   Total current liabilities.........................    8,159,000     9,104,000
Long term debt.......................................    2,549,000     6,738,000
Deferred income taxes................................      202,000            --
                                                       -----------   -----------
   Total liabilities.................................   10,910,000    15,842,000
                                                       -----------   -----------
Commitments and contingencies (see Notes 2, 6 and 10)
Redeemable convertible preferred stock (Note 7)......           --     9,900,000
                                                       -----------   -----------
Stockholders' Equity (Deficit):
  Common stock; $0.001 par value; 100,000,000 shares
   authorized:
    shares outstanding: 1997-9,025,000; 1996-
     6,339,000.......................................   32,312,000       357,000
  Stockholders notes receivable......................       (6,000)   (5,323,000)
  Accumulated translation adjustment.................        2,000        (3,000)
  Retained earnings (deficit)........................     (778,000)    2,221,000
                                                       -----------   -----------
    Total stockholders' equity (deficit).............   31,530,000    (2,748,000)
                                                       -----------   -----------
Total liabilities and stockholders' equity (deficit).  $42,440,000   $22,994,000
                                                       ===========   ===========

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     YEARS ENDED
                                         -------------------------------------
                                          DECEMBER     DECEMBER     DECEMBER
                                             28,          29,          30,
                                            1997         1996         1995
                                         -----------  -----------  -----------
Net revenues:
  Contract services..................... $80,260,000  $42,254,000  $25,660,000
  Permanent placement...................  12,571,000    8,317,000    3,725,000
                                         -----------  -----------  -----------
Total net revenues......................  92,831,000   50,571,000   29,385,000
Cost of contract services...............  54,769,000   30,342,000   19,209,000
                                         -----------  -----------  -----------
Gross profit............................  38,062,000   20,229,000   10,176,000
                                         -----------  -----------  -----------
Selling, general and administrative
 expenses...............................  33,689,000   17,412,000    8,869,000
Other operating expenses................          --      821,000           --
                                         -----------  -----------  -----------
    Total operating expenses............  33,689,000   18,233,000    8,869,000
                                         -----------  -----------  -----------
Income from operations..................   4,373,000    1,996,000    1,307,000
                                         -----------  -----------  -----------
Other income (expenses):
  Interest income.......................     485,000      434,000           --
  Interest expense......................    (581,000)     (65,000)    (122,000)
  Other expense, net....................     (31,000)          --      (34,000)
                                         -----------  -----------  -----------
    Total other income (expense), net...    (127,000)     369,000     (156,000)
                                         -----------  -----------  -----------
Income before income taxes..............   4,246,000    2,365,000    1,151,000
Income taxes............................   1,737,000    1,004,000      469,000
                                         -----------  -----------  -----------
Net income.............................. $ 2,509,000  $ 1,361,000  $   682,000
                                         ===========  ===========  ===========
Net income per share:
  Basic................................. $      0.34  $      0.22  $      0.11
  Diluted............................... $      0.25  $      0.16  $      0.11

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             COMMON STOCK        SHAREHOLDER  ACCUMULATED
                         ----------------------     NOTES     TRANSLATION  RETAINED
                          SHARES      AMOUNT     RECEIVABLE   ADJUSTMENT   EARNINGS      TOTAL
                         ---------  -----------  -----------  ----------- ----------  -----------
BALANCES, January 1,
 1995................... 6,282,000  $    81,000  $       --     $   --    $  178,000  $   259,000
  Net income............        --           --          --         --       682,000      682,000
                         ---------  -----------  ----------     ------    ----------  -----------
BALANCES, December 30,
 1995................... 6,282,000       81,000          --         --       860,000      941,000
  Notes to stockholders
   secured by stock.....        --           --  (5,000,000)        --            --   (5,000,000)
  Interest on
   stockholders notes
   receivable...........        --           --    (317,000)        --            --     (317,000)
  Issuance of common
   stock in connection
   with acquisition.....    52,000      260,000          --         --            --      260,000
  Exercise of stock
   options..............     5,000        6,000      (6,000)        --            --           --
  Compensation charge
   for acceleration of
   the vesting of stock
   options..............        --       10,000          --         --            --       10,000
  Accumulated
   translation
   adjustment...........        --           --          --     (3,000)           --       (3,000)
  Net income............        --           --          --         --     1,361,000    1,361,000
                         ---------  -----------  ----------     ------    ----------  -----------
BALANCES, December 29,
 1996................... 6,339,000      357,000  (5,323,000)    (3,000)    2,221,000   (2,748,000)
  Issuance of common
   stock upon initial
   public offering, net
   of issuance costs of
   $1,767,000........... 1,667,000   21,458,000          --         --            --   21,458,000
  Conversion of
   redeemable
   convertible preferred
   stock to common
   stock................ 1,600,000    9,900,000          --         --            --    9,900,000
  Repayment of
   stockholder notes
   receivable...........  (800,000)     (10,000)  5,518,000         --    (5,508,000)          --
  Interest on
   stockholder notes
   receivable...........        --           --    (201,000)        --            --     (201,000)
  Exercise of stock
   options..............   204,000      457,000          --         --            --      457,000
  Issuance of common
   stock................    15,000      150,000          --         --            --      150,000
  Accumulated
   translation
   adjustment...........        --           --          --      5,000            --        5,000
  Net income............        --           --          --         --     2,509,000    2,509,000
                         ---------  -----------  ----------     ------    ----------  -----------
BALANCES, December 28,
 1997................... 9,025,000  $32,312,000  $   (6,000)    $2,000    ($ 778,000) $31,530,000
                         =========  ===========  ==========     ======    ==========  ===========

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED
                                         --------------------------------------
                                          DECEMBER    DECEMBER 29, DECEMBER 30,
                                          28, 1997        1996         1995
                                         -----------  ------------ ------------
Cash flows from operating activities:
  Net income............................ $ 2,509,000   $1,361,000   $  682,000
  Adjustments to reconcile net income to
   net cash used for operating
   activities:
    Depreciation and amortization.......   1,289,000      448,000      208,000
    Deferred income taxes...............     (70,000)     (61,000)    (173,000)
    Compensation expense on stock
     options............................          --       10,000           --
    Interest on stockholder notes
     receivable.........................    (201,000)    (317,000)          --
    Loss on sale of fixed assets........      10,000           --           --
    Changes in assets and liabilities:
      Accounts receivable...............  (5,153,000)  (3,352,000)  (2,410,000)
      Prepaid expenses and other assets.    (124,000)    (482,000)      25,000
      Prepaid income taxes..............     379,000     (786,000)          --
      Accounts payable and accrued
       expenses.........................     844,000    1,754,000    1,411,000
      Income taxes payable..............          --     (145,000)      64,000
                                         -----------   ----------   ----------
        Net cash used for operating
         activities.....................    (517,000)  (1,570,000)    (193,000)
                                         -----------   ----------   ----------
Cash flows from investing activities:
  Purchases of investments..............  (9,120,000)          --           --
  Purchase of property and equipment....  (1,936,000)  (2,581,000)    (634,000)
  Deposits for property and equipment...          --      122,000     (192,000)
  Cash paid for business acquisition....          --   (4,323,000)          --
                                         -----------   ----------   ----------
        Net cash used for investing
         activities..................... (11,056,000)  (6,782,000)    (826,000)
                                         -----------   ----------   ----------
Cash flows from financing activities:
  Cash overdraft, net...................  (1,229,000)     891,000      272,000
  Line of credit, net...................     832,000   (1,316,000)     801,000
  Note payable repayments...............  (5,691,000)          --     (122,000)
  Borrowing on debt.....................          --    4,000,000           --
  Repayments of debt....................          --      (71,000)          --
  Proceeds from sale of common stock,
   net of issuance costs................  21,458,000           --           --
  Proceeds from sale of preferred stock,
   net of issuance costs................          --    9,900,000           --
Proceeds from exercise of options.......     457,000           --           --
Stockholder notes receivable............          --   (5,000,000)          --
                                         -----------   ----------   ----------
        Net cash provided by financing
         activities.....................  15,827,000    8,404,000      951,000
                                         -----------   ----------   ----------
Net increase (decrease) in cash and
 equivalents............................   4,254,000       52,000      (68,000)
Cash and equivalents, beginning of
 period.................................      56,000        4,000       72,000
                                         -----------   ----------   ----------
Cash and equivalents, end of period..... $ 4,310,000   $   56,000   $    4,000
                                         ===========   ==========   ==========

                See notes to consolidated financial statements.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    YEARS ENDED DECEMBER 28, 1997, DECEMBER 29, 1996 AND DECEMBER 30, 1995

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Business. Hall, Kinion & Associates, Inc. ("the Company") is an information technology staffing company specializing in placing high technology personnel on both a contract and permanent basis. In December 1996, the Company acquired certain assets of TeamAlliance Technology Partners, L.P. (Note 2).

  Initial Public Offering. In August 1997, the Company completed its initial public offering of its common stock. Of the 2,892,250 shares of common stock offered, 1,666,667 shares were sold by the Company and 1,225,583 shares were sold by selling shareholders. The Company received approximately $21.5 million of cash, net of underwriting discounts and commissions, and other expenses. Simultaneously, all outstanding shares of preferred stock were automatically converted into an equal number of shares of common stock.

  Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Certain Significant Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable and certain accruals. Actual results could differ from those estimates.

  The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: ability to obtain additional financing, regulatory changes, uncertainty relating to the performance of the U.S. economy, competition, demand for the Company's services, litigation or other claims against the Company, and the hiring, training and retention of key employees.

  The Company's financial instruments that are exposed to credit risk are primarily cash and equivalents, investments and accounts receivable. The Company places its cash with what it believes are high credit quality financial institutions. In granting credit, the Company routinely evaluates the financial strength of its customers.

  Cash and Equivalents. The Company considers all highly liquid investment with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting primarily of money market funds and bank accounts, are stated at a cost which approximates fair value.

  Investments. Investments consist of high quality money market instruments with original maturities greater than 90 days, but less than one year, and are stated at fair value. At December 28, 1997, the Company's investments are all classified as available for sale. Unrealized gains and losses on securities classified as available-for-sale were not significant.

  Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to twenty-five years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

  Goodwill. Goodwill, representing the cost in excess of the fair value of net assets acquired related to the acquisition of TeamAlliance (Note 2), is being amortized on a straight-line basis over a thirty-year period. For the years ended December 28, 1997 and December 29, 1996 amortization expense was $304,000 and $25,000 respectively. The Company evaluates the recoverability of goodwill on a quarterly basis based upon estimated future cash flows.

  Revenue Recognition. Revenue from contract placements is recognized as services are performed. Revenue from permanent placements is recognized upon commencement of employment.

  Other Operating Expenses. Other operating expenses include certain non-recurring charges including litigation settlement and related costs and severance costs.

  Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach of accounting for income taxes.

  Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25).

  Net Income Per Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). The Company has adopted SFAS 128 in the fourth quarter of fiscal 1997 and restated earnings per share (EPS) for prior periods to conform with SFAS 128.

  SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  A reconciliation of basic weighted average common stock shares to diluted weighted average common shares follows:

                                                      YEARS ENDED
                                         --------------------------------------
                                         DECEMBER 28, DECEMBER 29, DECEMBER 30,
                                             1997         1996         1995
                                         ------------ ------------ ------------
   Basic weighted average common shares
    outstanding........................   7,339,000    6,282,000    6,282,000
   Preferred stock.....................     958,000    1,469,000           --
   Warrants............................     250,000      230,000           --
   Stock options.......................   1,360,000      369,000       29,000
                                          ---------    ---------    ---------
   Diluted weighted average shares
    outstanding........................   9,907,000    8,350,000    6,311,000
                                          =========    =========    =========

  Fiscal Year. The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1997, 1996, and 1995 all consisted of 52 weeks.

  New Accounting Pronouncement. In June 1997, the Financial Accounting Standards Board adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for a company's business segments. It also establishes standards for related disclosures about products, services, geographic areas and major customers. Adoption of SFAS No. 131 will not impact the Company's consolidated financial position, results of operations or cash flows. The statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

NOTE 2. ACQUISITIONS

  In January 1998, the Company completed the acquisition of Group-IPEX an international recruiting organization for information technology (IT) research and development professionals. Group IPEX focuses on recruiting international IT professionals primarily from India but also from Russia and China. The acquisition was accounted for as a purchase. Total consideration for this purchase was $7,339,000 including approximately $250,000 of costs attributable to the acquisition. Terms of the acquisition included a cash payment of $6,175,000 at the date of acquisition and the issuance of 46,000 shares of Company common stock valued at $914,000. In addition, if certain revenue targets as defined, are achieved, the Company has agreed to pay the sellers an aggregate of $3,375,000 in three future annual installments as follows: January 31, 1999-$1,125,000; January 31, 2000- $1,125,000; and January 31, 2001-$1,125,000.

  Had the acquisition of Group IPEX been completed at the beginning of 1997, the Company's unaudited pro forma revenues, net income and basic and diluted earnings per share for 1997 would have been approximately $100,077,000, $2,388,000, $0.32, and $0.24. Pro forma adjustments reflect interest on the cash paid in the acquisition and the amortization of goodwill as well as the dilution attributable to the shares issued.

  In December 1996, the Company completed the acquisition of certain assets of TeamAlliance Technology Partners, L.P. and its related limited liability companies ("TeamAlliance"), a provider of staffing services to IT companies. The acquisition was accounted for as a purchase. The 1996 consolidated financial statements of the Company include only the results of operations of TeamAlliance for the month of December 1996. The total consideration for this purchase was $9,424,000 including $949,000 of costs attributable to the acquisition. Terms of the acquisition included a cash payment of $4,168,000 at the date of acquisition and the issuance of 52,000 shares of Company common stock valued at $260,000. In 1997, the Company paid the sellers $1,250,000 and $502,000 for the limited liability companies. Additional payments to the sellers total $2,950,000 due in two future annual installments as follows:
October 31, 1998-$1,250,000 and October 31, 1999-$1,700,000.

  Had the acquisition of TeamAlliance been completed at the beginning of 1996, the Company's unaudited pro forma revenues, net income and basic and diluted earnings per share for 1996 could have been approximately $65,091,000, $475,000 and $0.08 and $0.06. Had the acquisition of TeamAlliance been completed at the beginning of 1995, the Company's unaudited pro forma revenues, net loss and basic and diluted net loss per share for 1995 would have been approximately $39,574,000 $(95,000), $(0.02) and $(0.02). Pro forma adjustments reflect the elimination of TeamAlliance revenues for offices not acquired by the Company, the interest on the cash paid in the acquisition and the amortization of goodwill as well as the dilution attributable to the shares issued and stock options granted.

NOTE 3. PROPERTY AND EQUIPMENT

  Property and equipment consists of:

                                                       DECEMBER 28, DECEMBER 29,
                                                           1997         1996
                                                       ------------ ------------
   Property and equipment.............................  $4,564,000   $3,071,000
   Land and building..................................   2,047,000    2,047,000
   Leasehold improvements.............................     516,000       99,000
                                                        ----------   ----------
                                                         7,127,000    5,217,000
   Accumulated depreciation and amortization..........  (1,723,000)    (786,000)
                                                        ----------   ----------
                                                        $5,404,000   $4,431,000
                                                        ==========   ==========

NOTE 4. DEBT

  The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $15,000,000. Borrowings under this facility bear interest at the bank's prime rate (8.5% at December 28, 1997). Borrowing under this facility are collaterized by substantially all of the assets of the Company. At December 28, 1997, the Company had $1,250,000 outstanding under the revolving line of credit. The bank term note was paid in full during 1997.

  The facility contains certain covenants requiring the Company to maintain a minimum level of profitability and net worth and to maintain specific ratios of working capital and current portion of debt to operating cash flow. The Company was in compliance with all of these covenants as of December 28, 1997.

  Debt consists of:

                                                      DECEMBER 28, DECEMBER 29,
                                                          1997         1996
                                                      ------------ ------------
   Present value of installments due in connection
    with the acquisition of
    TeamAlliance (discounted at 8.3%) (Note 2).......  $2,414,000   $3,977,000
   Mortgage note payable.............................   1,137,000    1,146,000
   Bank term loan....................................          --    4,000,000
                                                       ----------   ----------
                                                        3,549,000    9,123,000
   Current portion of debt...........................  (1,000,000)  (2,385,000)
                                                       ----------   ----------
   Long term debt....................................  $2,549,000   $6,738,000
                                                       ==========   ==========

  Future payment requirements in connection with debt are: 1998, $1,000,000; 1999, $1,430,000; 2000, $11,000; 2001, $12,000; 2002, $13,000; thereafter,
$1,083,000.

NOTE 5. EMPLOYEE BENEFIT PLANS

  The Company has a 401(k) profit-sharing plan covering substantially all employees with at least 90 days of continuous service. Employees may contribute up to 15% of their eligible compensation to a maximum amount as provided by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may match employee contributions. The Company has not contributed any matching contributions as of December 28, 1997. In February 1998, the Board of Directors approved a nonqualified deferred compensation plan for officers and key employees.

NOTE 6. LEASE COMMITMENTS

  The Company leases its office facilities under various noncancellable operating leases which expire through 2002. Rent expense include in operating expenses for 1997, 1996 and 1995 was approximately $1,797,000, $802,000 and $295,000 respectively. Future minimum payments under all operating leases are as follows:

   YEARS ENDING DECEMBER
   ---------------------
     1998............................................................ $2,130,000
     1999............................................................  2,117,000
     2000............................................................  1,563,000
     2001............................................................    715,000
     2002............................................................    296,000
     Thereafter......................................................     20,000
                                                                      ----------
       Total......................................................... $6,841,000
                                                                      ==========

NOTE 7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

  In January 1996, the Company sold 1,600,000 shares of Series A redeemable preferred stock for an aggregate price of $10,000,000 less costs of approximately $100,000 associated with the issuance. In August 1997, all Series A redeemable preferred stock was converted to 1,600,000 shares of common stock.

NOTE 8. STOCKHOLDERS' EQUITY

  CAPITAL STOCK--The Company is authorized to issue 110,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

  STOCKHOLDER NOTES RECEIVABLE--In January 1996, the Company loaned to its two principal common stockholders an aggregate of $5,000,000 under nonrecourse promissory notes collateralized by a total of 1,600,000 shares of the Company's common stock. Each promissory note bore interest at 6.9% per annum. In August 1997, in connection with the initial public offering, the two principal common stockholders tendered an aggregate of 800,000 shares of Common Stock as full payment of the principal and interest due on the promissory notes.

  STOCK OPTIONS--The Company's 1997 Stock Option Plan (the Plan), as amended, authorizes the issuance of up to 2,492,000 shares of common stock for the grant of incentive or nonqualified stock options to key employees, nonemployees, directors and consultants who provide services to the Company. Under the Plan, options are generally granted at fair market value at the date of grants as determined by the Board of Directors. Such options vest over periods ranging from two to five years and expire up to ten years from the grant date. In 1996, the Company issued 974,000 options outside of the Plan to an employee of which 50% were vested at year ended December 29, 1996 and 50% will vest ratably over 24 months commencing January 1998 with acceleration clauses.

  The Company's IT Professional Stock Plan (the "IT Professional Plan") was adopted by the Board of Directors in May 1997. The Company has reserved 350,000 shares of Common Stock for issuance under the IT Professional Plan, plus an additional number of shares equal to 1.5% of the number of shares of Common Stock outstanding on the first day of each calendar year beginning January 1, 1998. Under the IT professional Plan, independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price no less than 85% of the fair market value of such shares on the grant date. Options under the IT Professional Plan are generally vested when granted and expire ten years from grant date. During 1997, the Board of Directors granted 98,000 options to purchase common stock to employees which vested upon commencement of their next assignment and are priced at the fair market value of that date. At December 28, 1997, 97,000 options remain outstanding and are not included in the option activity until the employees commence their next assignment.

  Option activity under all plans is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                             OF SHARES   PRICE
                                                             ---------  --------
   Balance, January 1, 1995.................................        --   $   --
   Granted (weighted average fair value of $26,000..........   454,000   $ 0.30
   Canceled.................................................   (13,000)  $ 0.30
                                                             ---------
   Balance, December 30, 1995 (none exercisable)............   441,000   $ 0.30
   Granted (weighted average fair value of $1,054,000)...... 1,828,000   $ 4.07
   Canceled.................................................   (63,000)  $ 3.00
   Exercised................................................    (5,000)  $ 1.26
                                                             ---------
   Balance, December 29, 1996............................... 2,201,000   $ 3.35
   Granted (weighted average fair value of $2,081,000)......   596,000   $12.42
   Canceled.................................................  (238,000)  $ 4.43
   Exercised................................................  (210,000)  $ 2.28
                                                             ---------
   Balance, December 28, 1997............................... 2,349,000   $ 5.63
                                                             =========

  Additional information regarding options outstanding as of December 28, 1997 is as follows:

                                     OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                              --------------------------------- --------------------
                                            WEIGHTED
                                            AVERAGE    WEIGHTED             WEIGHTED
                                           REMAINING   AVERAGE              AVERAGE
                                NUMBER    CONTRACTUAL  EXERCISE   NUMBER    EXERCISE
   RANGE OF EXERCISE PRICES   OUTSTANDING LIFE (YEARS)  PRICE   EXERCISABLE  PRICE
   ------------------------   ----------- ------------ -------- ----------- --------
   $ 0.30--$ 1.50..........      326,000      7.74      $ 0.61     208,000   $ 0.79
   $ 4.00..................    1,269,000      8.76      $ 4.00   1,269,000   $ 4.00
   $ 5.10--$10.00..........      518,000      9.07      $ 8.11     518,000   $ 8.11
   $10.50--$19.25..........      183,000      9.69      $14.13      97,000   $10.56
   $21.88..................       53,000      9.71      $21.88          --       --
                               ---------                         ---------   ------
   $ 0.30--$21.88..........    2,349,000      8.78      $ 5.63   2,092,000   $ 5.00
                               =========                         =========   ======

  At December 28, 1997, 1,156,000 options were available for future grant.

  ADDITIONAL STOCK PLAN INFORMATION--As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option price models, even though these models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.

  The Company's calculations were made using the Black-Scholes option pricing model with the following average assumptions: expected life, 12 months following vesting; volatility, 37.2% after the initial public offering on August 4, 1997 and zero before that date; risk free interest rates, 6.2% in 1997 and 6.5% in 1996 and 1995; and no dividends during the expected term.

  The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to expense over the vesting period of the awards, pro forma net income and pro forma diluted net income per share would have been $1,764,000, $0.18 per share, $1,087,000, $0.12 per share and $678,000, $0.09 per share, in 1997, 1996 and 1995, respectively.

  COMMON STOCK WARRANTS--Common stock warrants have been issued in conjunction with the issuance of preferred stock in January 1996. At December 28, 1997, the Company had outstanding warrants to purchase 250,000 shares of common stock at $0.01 per share. In January 1998, these warrants were converted to 250,000 shares of common stock.

NOTE 9. INCOME TAXES

  The provision for income taxes consists of the following:

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 28, DECEMBER 29, DECEMBER 30,
                                              1997         1996         1995
                                          ------------ ------------ ------------
   Current:
     Federal.............................  $1,391,000    $ 808,000    $494,000
     State...............................     416,000      257,000     148,000
                                           ----------   ----------    --------
                                            1,807,000    1,065,000     642,000
                                           ----------   ----------    --------
   Deferred:
     Federal.............................     (94,000)     (41,000)   (134,000)
     State...............................      24,000      (20,000)    (39,000)
                                           ----------   ----------    --------
                                              (70,000)     (61,000)   (173,000)
                                           ----------   ----------    --------
                                           $1,737,000   $1,004,000    $469,000
                                           ==========   ==========    ========

  The Company's effective tax rate differs from the federal statutory rate as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Income tax expense at statutory rate....................... 34.0% 34.0% 34.0%
   State income taxes, net of federal benefit.................  6.7   6.5   6.3
   Other items, net...........................................  0.2   2.0   0.4
                                                               ----  ----  ----
                                                               40.9% 42.5% 40.7%
                                                               ====  ====  ====

  The components of deferred income taxes are as follows:

                                                       DECEMBER 28, DECEMBER 29,
                                                           1997         1996
                                                       ------------ ------------
   Deferred tax assets:
     Allowance for doubtful accounts..................   $137,000     $161,000
     Accrued expenses.................................    475,000      179,000
                                                         --------     --------
       Total deferred tax assets......................    612,000      340,000
                                                         ========     ========
   Deferred tax liabilities:
     Depreciation and amortization....................   (207,000)          --
     Goodwill and intangible assets...................    409,000           --
                                                         --------     --------
       Total deferred tax liabilities.................    202,000
                                                         --------
         Net deferred income taxes....................   $410,000     $340,000
                                                         ========     ========

NOTE 10. CONTINGENCIES

  The Company is party to various legal actions in the normal course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  The following provides additional information concerning supplemental disclosures of cash flow activities:

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 28, DECEMBER 29, DECEMBER 30,
                                              1997         1996         1995
                                          ------------ ------------ ------------
   Cash paid during the period for:
     Income taxes.......................   $1,531,000   $1,956,000   $  577,000
     Interest...........................      536,000       46,000      117,000
   Noncash investing and financing
    activities:
     Conversion of preferred stock to
      common stock......................    9,900,000           --           --
     Payment of stockholder loan by
      stock.............................    5,518,000           --           --
     Common stock issued in settlement
      agreement.........................      150,000           --           --
     Imputed interest on installment
      note..............................      116,000           --           --
     Purchase of land, building and
      furniture for a note payable......           --    1,147,000           --
     Exercise of stock options for a
      note receivable from stockholder..           --        6,000           --
   Effect of business acquisition:
     Intangible assets and equipment
      acquired..........................           --   $9,424,000           --
     Installment obligations issued.....           --           --   (4,047,000)
     Common stock issued................           --     (260,000)          --
     Accrued expenses in connection with
      acquisition.......................           --     (794,000)          --
                                           ----------   ----------   ----------
       Cash paid for business
        acquisition.....................           --   $4,323,000           --
                                           ==========   ==========   ==========

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following tabulation shows certain quarterly financial data for 1997 and 1996:

                                                    QUARTER
                                -----------------------------------------------
   1997                            FIRST      SECOND       THIRD      FOURTH
   ----                         ----------- ----------- ----------- -----------
   Total net revenues.......... $19,193,000 $23,498,000 $24,608,000 $25,532,000
   Gross profit................   7,173,000   9,585,000  10,121,000  11,183,000
   Income before income taxes..      73,000     892,000   1,489,000   1,792,000
   Net income..................      20,000     535,000     893,000   1,061,000
   Net income per share-Basic..          --        0.09        0.11        0.12
   Net income per share-
    Diluted....................          --        0.06        0.09        0.10

                                                    QUARTER
                                -----------------------------------------------
   1996                            FIRST      SECOND       THIRD      FOURTH
   ----                         ----------- ----------- ----------- -----------
   Total net revenues.......... $10,296,000 $12,444,000 $12,384,000 $15,447,000
   Gross profit................   4,083,000   5,018,000   4,985,000   6,143,000
   Income before income taxes..     694,000   1,021,000     166,000     484,000
   Net income..................     416,000     612,000     100,000     233,000
   Net income per share-Basic..        0.07        0.10        0.02        0.04
   Net income per share-
    Diluted....................        0.05        0.07        0.01        0.03

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 28, 1997. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with general accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
January 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

  The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation of Insider Participation and Certain Transactions," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is to be scheduled in May 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE

(A) (1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

    Consolidated balance sheets at December 28, 1997 and December 29,
    1996.                                                                 18

    Consolidated statements of income for this years ended December 28,
    1997, December 29, 1996 and December 30, 1995.                        19

    Consolidated statements of stockholders' equity for the years ended
    December 28, 1997, December 29, 1996 and December 30, 1995.           20

    Consolidated statements of cash flows for the years ended December 28,
    1997, December 29, 1996 and December 30, 1995.                        21

    Notes to consolidated financial statements.                           22

    Reports of independent public accountants.                            30

(A) (2) FINANCIAL STATEMENT SCHEDULES

    II--Valuation and Qualifying Accounts                                 35

    Additional schedules have been omitted as they are not applicable.

(A) (3) EXHIBITS

    2.1 (1) Agreement and Plan of Merger dated July 9, 1997, for the merger of Hall, Kinion & Associates, Inc., a California corporation, into Hall, Kinion & Associates, Inc., a Delaware corporation
            (the "Registrant").
    2.2 (1) Asset Purchase Agreement dated November 26, 1996, among the
            Registrant and the other parties named therein.
    2.3 (2) Stock Purchase Agreement dated December 20, 1997 by and among the Registrant, Group-Ipex, Inc., and Lalit M. Kapoor and
            Satindra Kapoor.
    3.1 (1) Certificate of Incorporation of the Registrant.
    3.3 (1) Bylaws of the Registrant.

     3.4  (1) Amended and Restated Certificate of Incorporation of the
              Registrant filed August 8, 1997.
     4.1      Reference is made to Exhibits 3.1, 3.3 and 3.4.
     4.2 (1) Investors' Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein.
     4.4  (1) Specimen Common Stock certificate.
     9.2  (1) Kinion Voting Trust Agreement, dated January 17, 1996, among
              Todd Kinion and the stockholders of the Registrant named therein.
     9.3  (1) Amended and Restated Voting Trust Agreement, dated October
              29, 1996, among the Registrant, Brenda C. Hall and Todd J.
              Kinion.
    10.1 (1) Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.
    10.2  (1) The Registrant's 1997 Stock Option Plan.
    10.3  (1) The Registrant's Employee Stock Purchase Plan.
    10.11 (1) Form of Employment Agreement, dated October 18, 1996, among the Registrant, Paul Bartlett and Brenda C. Hall as amended.
    10.12 (1) Form of Stock Option Agreement, dated October 18, 1996, between the Registrant and Paul Bartlett as amended.
    10.13 (1) Settlement Agreement and General Release, dated October 29,
              1996 among the Registrant, Brenda Hall, as Voting Trustee of the Voting Trust, and Todd Kinion.
    10.14 (1) Employment Agreement, dated December 2, 1996, between the
              Registrant and Mordecai Levine.
    10.15 (1) Employment Agreement, dated December 2, 1996, between the
              Registrant and Richard Harmon.
    10.16 (1) Consulting and Settlement Agreement, dated February 28, 1997, between the Registrant and Keith Corbin.
    10.17 (1) Loan & Security Agreement (Accounts and Inventory), dated
              April 26, 1995, between the Registrant and Comerica Bank-
              California (the "Loan & Security Agreement"); Addendum to
              Loan & Security Agreement; Second Addendum to Loan & Security
              Agreement; Modification to Loan & Security Agreement, dated
              December 20, 1995; Second Modification to Loan & Security
              Agreement, dated October 21, 1996; Borrower's Authorization dated October 16, 1996; Borrowers Authorization dated October
              21, 1996; and Guaranty, dated April 26, 1995.
    10.18 (1) Assumption and Assignment of Sublease, dated December 2,
              1996, between the Registrant and TeamAlliance Technology
              Partners, L.P.
    10.19 (1) Standard Sublease, dated March 1, 1997, between the
              Registrant and Seagate Technology, Inc.
    10.20 (1) Employment Agreement, dated May 23, 1997, between the
              Registrant and Brenda C. Hall.
    10.21 (1) Agreement to Tender Shares dated May 23, 1997, between the
              Registrant and Brenda C. Hall.
    10.22 (1) Agreement to Tender Shares, dated May 23, 1997, between the
              Registrant and Todd J. Kinion.
    10.23 (1) Promissory Note Secured by Deed of Trust, dated August 5,
              1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

    10.24 (1) Settlement Agreement with Mutual Release, dated May, 1997, between Richard E. Swanson and the Registrant, Brenda C. Hall and Todd J. Kinion.
    10.25 (1) The Registrant's IT Professional Plan.
    10.26     Reference is made to Exhibit 2.3.
    21.1      Subsidiaries of Registrant.
    23.1      Independent Auditors Consent.
    27.1      Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997 (File No. 333-28365).
(2) Incorporated by reference to the Registrant's Current Report on Form 8-K, filed January 13, 1998 (File No. 000-22869).

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended December 28, 1997. The Registrant did file a report on Form 8-K on January 13, 1998, concerning the acquisition of all of the outstanding capital stock of Group-Ipex, Inc. ("Ipex") pursuant to that certain Stock Purchase Agreement dated December 20, 1997 by and among the Registrant, Ipex, and Lalit M. Kapoor and Satindra Kapoor.

(C) EXHIBITS

     See (a)(3) above.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc.:

  We have audited the consolidated financial statements of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and for each of the three years in the period ended December 28, 1997, and have issued our report thereon dated January 24, 1998 included elsewhere in this Registration Statement. Our audits also included the financial statement schedule of Hall, Kinion & Associates, Inc. listed in Item 14(a)(2) of this Registration Statement. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects that information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
January 24, 1998

                                  SCHEDULE II

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      ADDITIONS               DEDUCTIONS
                             --------------------------- ---------------------
                              BALANCE  CHARGED                         BALANCE
                                AT     TO COSTS CHARGED  WRITE-OFF OF  AT END
                             BEGINNING   AND    TO OTHER UNCOLLECTIBLE   OF
Allowance for Doubtful       OF PERIOD EXPENSES ACCOUNTS   ACCOUNTS    PERIOD
Accounts:                    --------- -------- -------- ------------- -------
Year ended December 30,
 1995.......................   $121      $175     $--        $ --       $296
Year ended December 29,
 1996.......................    296       145      31         (69)       403
Year ended December 28,
 1997.......................    403       120      --        (179)       344

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HALL, KINION & ASSOCIATES, INC.

                                          By: /s/ Martin A. Kropelnicki
                                            -----------------------------------
                                            Martin A. Kropelnicki
                                            Vice President and Chief Financial
                                            Officer and Corporate Secretary
                                            (Principal Financial Officer)

Date: March 27, 1998

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 27, 1998                      By: /s/ BRENDA C. HALL
                                            -----------------------------------
                                            Chairman of the Board, Chief
                                            Executive Officer, And a Director
                                            (Principal Executive Officer)

Date: March 23, 1998                      By: /s/ PAUL H. BARTLETT
                                            -----------------------------------
                                            President and Director

Date: March 27, 1998                      By: /s/ JON H. ROWBERRY
                                            -----------------------------------
                                            Director

Date: March 23, 1998                      By: /s/ TODD J. KINION
                                            -----------------------------------
                                            Director

Date: March 27, 1998                      By: /s/ MARTIN A. KROPELNICKI
                                            -----------------------------------
                                            Vice President, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial Officer)