Form 10-K/A
period 1997-12-28
HALL KINION & ASSOCIATES INC
filed 1998-04-27
CIK 1009657

================================================================================

                                 FORM 10-K/A

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 16, 1998, there were outstanding 9,361,885 shares of the registrant's Common Stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on the Nasdaq Stock Market (National Market System) on March 16, 1998, was approximately $149,790,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

================================================================================

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 28,  DECEMBER 29,
                                                           1997          1996
                                                       ------------  ------------
ASSETS
Current Assets:
  Cash and equivalents...............................  $ 4,310,000   $    56,000
  Investments........................................    9,120,000            --
  Accounts receivable, net of allowance for doubtful
   accounts of $344,000 in 1997 and $403,000 in 1996.   12,774,000     7,621,000
  Prepaid expenses and other current assets..........      326,000       490,000
  Prepaid income taxes...............................      407,000       786,000
  Deferred income taxes..............................      612,000       340,000
                                                       -----------   -----------
   Total current assets..............................   27,549,000     9,293,000
Property and equipment, net..........................    5,404,000     4,431,000
Goodwill, net........................................    9,016,000     9,054,000
Other assets.........................................      471,000       216,000
                                                       -----------   -----------
Total assets.........................................  $42,440,000   $22,994,000
                                                       ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Cash overdraft.....................................  $        --   $ 1,229,000
  Line of credit.....................................    1,250,000       418,000
  Accounts payable...................................    1,835,000     1,516,000
  Accrued salaries, commissions and related payroll
   taxes.............................................    2,794,000     2,255,000
  Accrued liabilities................................    1,280,000     1,301,000
  Current portion of long term debt..................    1,000,000     2,385,000
                                                       -----------   -----------
   Total current liabilities.........................    8,159,000     9,104,000
Long term debt.......................................    2,549,000     6,738,000
Deferred income taxes................................      202,000            --
                                                       -----------   -----------
   Total liabilities.................................   10,910,000    15,842,000
                                                       -----------   -----------
Commitments and contingencies (see Notes 2, 6 and 10)
Redeemable convertible preferred stock (Note 7)......           --     9,900,000
                                                       -----------   -----------
Stockholders' Equity (Deficit):
  Common stock; $0.001 par value; 100,000,000 shares
   authorized:
    shares outstanding: 1997-9,025,000; 1996-
     6,339,000.......................................   32,312,000       357,000
  Stockholder notes receivable.......................       (6,000)   (5,323,000)
  Accumulated translation adjustment.................        2,000        (3,000)
  Retained earnings (deficit)........................     (778,000)    2,221,000
                                                       -----------   -----------
    Total stockholders' equity (deficit).............   31,530,000    (2,748,000)
                                                       -----------   -----------
Total liabilities and stockholders' equity (deficit).  $42,440,000   $22,994,000
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

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             COMMON STOCK        STOCKHOLDER  ACCUMULATED
                         ----------------------     NOTES     TRANSLATION  RETAINED
                          SHARES      AMOUNT     RECEIVABLE   ADJUSTMENT   EARNINGS       TOTAL
                         ---------  -----------  -----------  ----------- -----------  -----------
BALANCES, January 1,
 1995................... 6,282,000  $    81,000  $        --    $    --   $   178,000  $   259,000
  Net income............        --           --           --         --       682,000      682,000
                         ---------  -----------  -----------    -------   -----------  -----------
BALANCES, December 30,
 1995................... 6,282,000       81,000           --         --       860,000      941,000
  Notes to stockholders
   secured by stock.....        --           --   (5,000,000)        --            --   (5,000,000)
  Interest on
   stockholders notes
   receivable...........        --           --     (317,000)        --            --     (317,000)
  Issuance of common
   stock in connection
   with acquisition.....    52,000      260,000           --         --            --      260,000
  Exercise of stock
   options..............     5,000        6,000       (6,000)        --            --           --
  Compensation charge
   for acceleration of
   the vesting of stock
   options..............        --       10,000           --         --            --       10,000
  Accumulated
   translation
   adjustment...........        --           --           --     (3,000)           --       (3,000)
  Net income............        --           --           --         --     1,361,000    1,361,000
                         ---------  -----------  -----------    -------   -----------  -----------
BALANCES, December 29,
 1996................... 6,339,000      357,000   (5,323,000)    (3,000)    2,221,000   (2,748,000)
  Issuance of common
   stock upon initial
   public offering, net
   of issuance costs of
   $1,767,000........... 1,667,000   21,458,000           --         --            --   21,458,000
  Conversion of
   redeemable
   convertible preferred
   stock to common
   stock................ 1,600,000    9,900,000           --         --            --    9,900,000
  Repayment of
   stockholder notes
   receivable...........  (800,000)     (10,000)   5,518,000         --    (5,508,000)          --
  Interest on
   stockholder notes
   receivable...........        --           --     (201,000)        --            --     (201,000)
  Exercise of stock
   options..............   204,000      457,000           --         --            --      457,000
  Issuance of common
   stock................    15,000      150,000           --         --            --      150,000
  Accumulated
   translation
   adjustment...........        --           --           --      5,000            --        5,000
  Net income............        --           --           --         --     2,509,000    2,509,000
                         ---------  -----------  -----------    -------   -----------  -----------
BALANCES, December 28,
 1997................... 9,025,000  $32,312,000  $    (6,000)   $ 2,000   $  (778,000) $31,530,000
                         =========  ===========  ===========    =======   ===========  ===========

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     YEARS ENDED
                                        ----------------------------------------
                                        DECEMBER 28,  DECEMBER 29,  DECEMBER 30,
                                            1997          1996          1995
                                        ------------  ------------  ------------
Cash flows from operating activities:
  Net income........................... $  2,509,000  $ 1,361,000   $   682,000
  Adjustments to reconcile net income
   to net cash used for operating
   activities:
    Depreciation and amortization......    1,289,000      448,000       208,000
    Deferred income taxes..............      (70,000)     (61,000)     (173,000)
    Compensation expense on stock
     options...........................           --       10,000            --
    Interest on stockholder notes
     receivable........................     (201,000)    (317,000)           --
    Loss on sale of fixed assets.......       10,000           --            --
    Changes in assets and liabilities:
      Accounts receivable..............   (5,153,000)  (3,352,000)   (2,410,000)
      Prepaid expenses and other
       assets..........................     (124,000)    (482,000)       25,000
      Prepaid income taxes.............      379,000     (786,000)           --
      Accounts payable and accrued
       expenses........................      844,000    1,754,000     1,411,000
      Income taxes payable.............           --     (145,000)       64,000
                                        ------------  -----------   -----------
        Net cash used for operating
         activities....................     (517,000)  (1,570,000)     (193,000)
                                        ------------  -----------   -----------
Cash flows from investing activities:
  Purchases of investments.............   (9,120,000)          --            --
  Purchase of property and equipment...   (1,936,000)  (2,581,000)     (634,000)
  Deposits for property and equipment..           --      122,000      (192,000)
  Cash paid for business acquisition...           --   (4,323,000)           --
                                        ------------  -----------   -----------
        Net cash used for investing
         activities....................  (11,056,000)  (6,782,000)     (826,000)
                                        ------------  -----------   -----------
Cash flows from financing activities:
  Cash overdraft, net..................   (1,229,000)     891,000       272,000
  Line of credit, net..................      832,000   (1,316,000)      801,000
  Note payable repayments..............   (5,691,000)          --      (122,000)
  Borrowing on debt....................           --    4,000,000            --
  Repayments of debt...................           --      (71,000)           --
  Proceeds from sale of common stock,
   net of issuance costs...............   21,458,000           --            --
  Proceeds from sale of preferred
   stock, net of issuance costs........           --    9,900,000            --
  Proceeds from exercise of options....      457,000           --            --
  Stockholder notes receivable.........           --   (5,000,000)           --
                                        ------------  -----------   -----------
        Net cash provided by financing
         activities....................   15,827,000    8,404,000       951,000
                                        ------------  -----------   -----------
Net increase (decrease) in cash and
 equivalents...........................    4,254,000       52,000       (68,000)
Cash and equivalents, beginning of
 period................................       56,000        4,000        72,000
                                        ------------  -----------   -----------
Cash and equivalents, end of period.... $  4,310,000  $    56,000   $     4,000
                                        ============  ===========   ===========

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

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

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

  A reconciliation of basic weighted average common stock shares to diluted weighted average common shares follows:

                                                     YEARS ENDED
                                        --------------------------------------
                                        DECEMBER 28, DECEMBER 29, DECEMBER 30,
                                            1997         1996         1995
                                        ------------ ------------ ------------
     Basic weighted average common
      shares outstanding...............  7,339,000    6,282,000    6,282,000
     Preferred stock...................    958,000    1,469,000           --
     Warrants..........................    250,000      230,000           --
     Stock options.....................  1,360,000      369,000       29,000
                                         ---------    ---------    ---------
     Diluted weighted average shares
      outstanding......................  9,907,000    8,350,000    6,311,000
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

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTE 2. ACQUISITIONS

  In January 1998, the Company completed the acquisition of Group-IPEX an international recruiting organization for information technology (IT) research and development professionals. Group IPEX focuses on recruiting international IT professionals primarily from India but also from Russia and China. The acquisition was accounted for as a purchase. Total consideration for this purchase was $7,339,000 including approximately $250,000 of costs attributable to the acquisition. Terms of the acquisition included a cash payment of $6,175,000 at the date of acquisition and the issuance of 46,000 shares of Company common stock valued at $914,000. In addition, if certain revenue targets as defined, are achieved, the Company has agreed to pay the sellers an aggregate of $3,375,000 in three future annual installments as follows:
January 31, 1999-$1,125,000; January 31, 2000-$1,125,000; and January 31,
2001-$1,125,000.

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

NOTE 3. PROPERTY AND EQUIPMENT

  Property and equipment consists of:

                                                      DECEMBER 28,  DECEMBER 29,
                                                          1997          1996
                                                      ------------  ------------
     Property and equipment.......................... $ 4,564,000    $3,071,000
     Land and building...............................   2,047,000     2,047,000
     Leasehold improvements..........................     516,000        99,000
                                                      -----------    ----------
                                                        7,127,000     5,217,000
     Accumulated depreciation and amortization.......  (1,723,000)     (786,000)
                                                      -----------    ----------
                                                      $ 5,404,000    $4,431,000
                                                      ===========    ==========

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

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

  Debt consists of:

                                                      DECEMBER 28,  DECEMBER 29,
                                                          1997          1996
                                                      ------------  ------------
     Present value of installments due in connection
      with the acquisition of TeamAlliance
      (discounted at 8.3%) (Note 2).................. $ 2,414,000   $ 3,977,000
     Mortgage note payable...........................   1,137,000     1,146,000
     Bank term loan..................................          --     4,000,000
                                                      -----------   -----------
                                                        3,549,000     9,123,000
     Current portion of debt.........................  (1,000,000)   (2,385,000)
                                                      -----------   -----------
     Long term debt.................................. $ 2,549,000   $ 6,738,000
                                                      ===========   ===========

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

NOTE 6. LEASE COMMITMENTS

  The Company leases its office facilities under various noncancellable operating leases which expire through 2002. Rent expense include in operating expenses for 1997, 1996 and 1995 was approximately $1,797,000, $802,000 and $295,000 respectively. Future minimum payments under all operating leases are as follows:

     YEARS ENDING DECEMBER
     ---------------------
       1998.......................................................... $2,130,000
       1999..........................................................  2,117,000
       2000..........................................................  1,563,000
       2001..........................................................    715,000
       2002..........................................................    296,000
       Thereafter....................................................     20,000
                                                                      ----------
         Total....................................................... $6,841,000
                                                                      ==========

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

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

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

  Option activity under all plans is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                             OF SHARES   PRICE
                                                             ---------  --------
   Balance, January 1, 1995.................................        --   $   --
   Granted (weighted average fair value of $26,000).........   454,000   $ 0.30
   Canceled.................................................   (13,000)  $ 0.30
                                                             ---------
   Balance, December 30, 1995 (none exercisable)............   441,000   $ 0.30
   Granted (weighted average fair value of $1,054,000)...... 1,828,000   $ 4.07
   Canceled.................................................   (63,000)  $ 3.00
   Exercised................................................    (5,000)  $ 1.26
                                                             ---------
   Balance, December 29, 1996............................... 2,201,000   $ 3.35
   Granted (weighted average fair value of $2,081,000)......   596,000   $12.42
   Canceled.................................................  (238,000)  $ 4.43
   Exercised................................................  (210,000)  $ 2.28
                                                             ---------
   Balance, December 28, 1997............................... 2,349,000   $ 5.63
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

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

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

NOTE 9. INCOME TAXES

  The provision for income taxes consists of the following:

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 28, DECEMBER 29, DECEMBER 30,
                                              1997         1996         1995
                                          ------------ ------------ ------------
   Current:
     Federal.............................  $1,391,000   $  808,000   $ 494,000
     State...............................     416,000      257,000     148,000
                                           ----------   ----------   ---------
                                            1,807,000    1,065,000     642,000
                                           ----------   ----------   ---------
   Deferred:
     Federal.............................     (94,000)     (41,000)   (134,000)
     State...............................      24,000      (20,000)    (39,000)
                                           ----------   ----------   ---------
                                              (70,000)     (61,000)   (173,000)
                                           ----------   ----------   ---------
                                           $1,737,000   $1,004,000   $ 469,000
                                           ==========   ==========   =========

  The Company's effective tax rate differs from the federal statutory rate as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Income tax expense at statutory rate....................... 34.0% 34.0% 34.0%
   State income taxes, net of federal benefit.................  6.7   6.5   6.3
   Other items, net...........................................  0.2   2.0   0.4
                                                               ----  ----  ----
                                                               40.9% 42.5% 40.7%
                                                               ====  ====  ====

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

  The components of deferred income taxes are as follows:

                                                       DECEMBER 28, DECEMBER 29,
                                                           1997         1996
                                                       ------------ ------------
   Deferred tax assets:
     Allowance for doubtful accounts..................  $ 137,000     $161,000
     Accrued expenses.................................    475,000      179,000
                                                        ---------     --------
       Total deferred tax assets......................    612,000      340,000
                                                        =========     ========
   Deferred tax liabilities:
     Depreciation and amortization....................   (207,000)          --
     Goodwill and intangible assets...................    409,000           --
                                                        ---------     --------
       Total deferred tax liabilities.................    202,000
                                                        ---------
         Net deferred income taxes....................  $ 410,000     $340,000
                                                        =========     ========

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

NOTE 11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  The following provides additional information concerning supplemental disclosures of cash flow activities:

                                                       YEARS ENDED
                                          --------------------------------------
                                          DECEMBER 28, DECEMBER 29, DECEMBER 30,
                                              1997         1996         1995
                                          ------------ ------------ ------------
   Cash paid during the period for:
     Income taxes.......................   $1,531,000   $1,956,000  $   577,000
     Interest...........................      536,000       46,000      117,000
   Noncash investing and financing
    activities:
     Conversion of preferred stock to
      common stock......................    9,900,000           --           --
     Payment of stockholder loan by
      stock.............................    5,518,000           --           --
     Common stock issued in settlement
      agreement.........................      150,000           --           --
     Imputed interest on installment
      note..............................      116,000           --           --
     Purchase of land, building and
      furniture for a note payable......           --    1,147,000           --
     Exercise of stock options for a
      note receivable from stockholder..           --        6,000           --
   Effect of business acquisition:
     Intangible assets and equipment
      acquired..........................           --    9,424,000           --
     Installment obligations issued.....           --           --   (4,047,000)
     Common stock issued................           --     (260,000)          --
     Accrued expenses in connection with
      acquisition.......................           --     (794,000)          --
                                           ----------   ----------  -----------
       Cash paid for business
        acquisition.....................   $       --   $4,323,000  $        --
                                           ==========   ==========  ===========

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


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

DELOITTE & TOUCHE LLP

San Jose, California
January 24, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

                                   DIRECTORS

  The Company has a classified Board of Directors that currently consists of two Class II directors (Paul H. Bartlett and Todd J. Kinion), and two Class III directors (Brenda C. Hall and Jon H. Rowberry), who have been elected to serve until the Annual Meetings of Stockholders to be held in 1999 and 2000, respectively, and until their respective successors are duly elected and qualified. At each Annual Meeting of Stockholders, directors are elected for a full term of three years to succeed any directors whose terms expire on the Annual Meeting of Stockholders date.

  The table below sets forth, for the current directors, certain information with respect to age and background.

                                                                                                                            DIRECTOR
NAME                                                                                POSITION WITH THE COMPANY          AGE   SINCE
----                                                                                -------------------------          ---  --------
Class II directors whose terms expire at the 1999 Annual Meeting of Stockholders:
Paul H. Bartlett..................................................................   President and Director             37    1996
Todd J. Kinion....................................................................   Director                           36    1991

Class III directors whose terms expire at the 2000 Annual Meeting of Stockholders:
Brenda C. Hall....................................................................   Chief Executive Officer            45    1991
                                                                                     and Chairman of the Board
Jon H. Rowberry...................................................................   Director                           51    1996

  Brenda C. Hall co-founded the Company and has been a director since the Company's incorporation in 1991. From December 1992 to the present, Ms. Hall has served as Chief Executive Officer of the Company. Ms. Hall also served as President and Assistant Secretary of the Company from December 1991 to October 1996 and from December 1991 to September 1996, respectively. From August 1981 to June 1987, Ms. Hall was general manager of a Snelling & Snelling franchise, a personnel services company.

  Paul H. Bartlett has been a director of the Company since January 1996 and joined the Company in October 1996 as President. Prior to joining the Company, Mr. Bartlett was affiliated with the Sprout Group, a venture capital firm, from February 1991 until October 1996, having served as a general partner before joining the Company. Mr. Bartlett received an A.B. degree in economics from Princeton University and an M.B.A. degree from the Stanford Graduate School of Business.

  Todd J. Kinion co-founded the Company and has been a director of the Company since the Company's incorporation in 1991. Since August 1996, Mr. Kinion has been a private investor. Mr. Kinion served as Vice President, Recruitment Services of the Company from December 1995 to August 1996. Prior to that time, Mr. Kinion served as Chief Financial Officer and Treasurer of the Company from December 1991 to December 1995. Mr. Kinion also served as Secretary from December 1991 to February 1997. Mr. Kinion holds a B.A. degree in political science from the University of California at Santa Barbara.

  Jon H. Rowberry has been a director of the Company since August 1996. Mr. Rowberry currently serves as President and Chief Executive Officer of Franklin Covey, a provider of time management products and training. Prior to assuming his current positions, Mr. Rowberry was Chief Financial Officer of Franklin Covey from August 1995 to August 1996. From 1985 to 1995, Mr. Rowberry was employed in several executive positions with Adia S.A. and Adia Services, Inc., providers of personnel services. Mr. Rowberry currently serves on the board of directors of Franklin Covey. Mr. Rowberry holds a B.S. degree in accounting from Brigham Young University.

 Meetings of the Board of Directors

  During the fiscal year ended December 28, 1997, the Board of Directors held ten (10) meetings. No director serving on the Board during 1997 attended fewer than 75% of the aggregate of such meetings of the Board and the Committees of the Board on which he or she served.

  The Company does not have a standing Nominating Committee, but does have an Audit Committee and a Compensation Committee.

  The Audit Committee's function is to review with the Company's independent accountants and management the annual financial statements and independent accountants' opinion, review the scope and results of the examination of the Company's financial statements by the independent accountants, approve all professional services and related fees performed by the independent accountants, recommend the retention of the independent accountants to the Board, subject to ratification by the stockholders, and periodically review the Company's accounting policies and internal accounting and financial controls. The members of the Audit Committee were Ms. Kathleen LaPorte, a former director, and Mr. Rowberry. During the fiscal year ended December 28, 1997, the Audit Committee held two (2) meetings.

  The Compensation Committee's function is to review and approve salary levels and stock option grants. The members of the Compensation Committee are Messrs. Kinion and Rowberry. During the fiscal year ended December 28, 1997, the Compensation Committee held four (4) meetings. For additional information concerning the Compensation Committee, see "EXECUTIVE COMPENSATION AND OTHER MATTERS--Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION."

                                  MANAGEMENT

EXECUTIVE OFFICERS

  The executive officers of the Company as of March 31, 1998 are as follows:

   NAME                                  POSITION WITH THE COMPANY          AGE
   ----                                  -------------------------          ---
   Brenda C. Hall.............. Chief Executive Officer and Chairman of the  45
                                Board
   Paul H. Bartlett............ President and Director                       37
   Martin A. Kropelnicki....... Vice President, Chief Financial Officer and  31
                                Secretary
   Rita S. Hazell.............. Senior Vice President, R&D Contract          31
                                Services
   Craig J. Silverman.......... Vice President, Permanent Placement          37
   Mordecai Levine............. Vice President, IS Contract Services         38

  Brenda C. Hall co-founded the Company and has been a director since the Company's incorporation in 1991. From December 1992 to the present, Ms. Hall has served as Chief Executive Officer of the Company. Ms. Hall also served as President and Assistant Secretary of the Company from December 1991 to October 1996 and from December 1991 to September 1996, respectively. From August 1981 to June 1987, Ms. Hall was general manager of a Snelling & Snelling franchise, a personnel services company.

  Paul H. Bartlett has been a director of the Company since January 1996 and joined the Company in October 1996 as President. Prior to joining the Company, Mr. Bartlett was affiliated with the Sprout Group, a venture capital firm, from February 1991 until October 1996, having served as a general partner before joining the Company. Mr. Bartlett received an A.B. degree in economics from Princeton University and an M.B.A. degree from the Stanford Graduate School of Business.

  Martin A. Kropelnicki joined the Company in January 1997 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Kropelnicki was a Director at Deloitte & Touche Consulting Group-ICS, a consulting firm, from February 1996 to February 1997. From June 1989 to February 1996, Mr. Kropelnicki held various positions, most recently as a Director in the financial organization at Pacific Gas & Electric Company, a natural gas and electric utility. Mr. Kropelnicki holds a B.A. degree and an M.A. degree in business economics from San Jose State University.

  Rita S. Hazell has served as Senior Vice President, R&D Contract Services since April 1996. Prior to assuming her current position, Ms. Hazell served in a variety of positions, including Director, R&D Contract Services and Manager, R&D Contract Services, since joining the Company in September 1993. From November 1987 to September 1993, Ms. Hazell served as a manager for Oxford & Associates, Inc., a technical contract services firm.

  Craig J. Silverman joined the Company in April 1996 as Vice President, Permanent Placement. Prior to joining the Company, Mr. Silverman served as Vice President, Sales at Strategic Mapping, Inc., a software development company, from September 1989 to February 1996.

  Mordecai Levine joined the Company in December 1996 as Vice President, IS Contract Services. Since March 1994, Mr. Levine has served as Chief Operating Officer of TeamAlliance. From January 1991 to February 1994, Mr. Levine served as President of Berkeley Software, Inc., a software development company. Mr. Levine received a B.A. degree in economics from Brandeis University and an M.B.A. degree from the University of Chicago Graduate School of Business.

          STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information, as of March 31, 1998 except where noted, with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                   NAME AND ADDRESS OF                      NUMBER   PERCENTAGE
                   BENEFICIAL OWNERS(1)                    OF SHARES  OF CLASS
                   --------------------                    --------- ----------
Brenda C. Hall (2)........................................ 2,681,295    28.5%
 Chief Executive Officer and Chairman of the Board
 19925 Stevens Creek Boulevard, Suite 180
 Cupertino, CA 95014
Todd J. Kinion............................................ 1,587,984    16.9
 36 Playa Boulevard
 La Selva Beach, CA 95076
Entities affiliated with the Sprout Group (3).............   551,004     5.9
 c/o Sprout Group
 3000 Sand Hill Road
 Bldg. 4, Suite 270
 Menlo Park, CA 94025-7114
Paul H. Bartlett (4)......................................   974,209    10.4
Martin A. Kropelnicki (5).................................   145,000     1.5
Mordecai Levine (6).......................................    92,000     1.3
Rita S. Hazell............................................    31,000     *
Jon H. Rowberry (7).......................................    25,000     *
 c/o Franklin Covey
 2200 West Parkway Blvd.
 Salt Lake City, UT 84119
Executive officers and directors as a group (8 persons)    6,165,992    65.6
 (8)......................................................

--------
  * Less than 1%
(1) Percentage of beneficial ownership is calculated assuming 9,403,814 shares of Common Stock were outstanding on March 31, 1998. This percentage also includes Common Stock of which such individual or entity has the right to acquire beneficial ownership within 60 days of March 31, 1998, including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2) Includes 28,550 shares held by Ms. Hall's spouse, Virgil Hall, and 66,666 shares held by her daughters.
(3) Includes 493,699, 50,469, 6,836 shares of Common Stock held by Sprout Growth II, L.P. ("Sprout II"), DLJ Capital Corporation ("DLJ") and Sprout CEO Fund, L.P. ("Sprout CEO"), respectively. DLJ is the general partner of Sprout CEO.
(4) Includes 974,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 31, 1998.
(5) Represents shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 31, 1998.
(6) Includes 22,726 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 31, 1998.
(7) Includes 25,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 31, 1998.
(8) Includes 1,216,726 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 31, 1998.

                   EXECUTIVE COMPENSATION AND OTHER MATTERS

  The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as of December 28, 1997 whose total salary and bonus for the year ended December 28, 1997 exceeded $100,000, in all cases for services rendered in all capacities to the Company during the fiscal years ended 1997 and 1996:

                          SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                     COMPENSATION
                                     ANNUAL COMPENSATION (1)            AWARDS
                               ------------------------------------  ------------
                                                          OTHER
                                                          ANNUAL      SECURITIES
                                     SALARY            COMPENSATION   UNDERLYING
 NAME AND PRINCIPAL POSITION   YEAR  ($)(2)  BONUS ($)     ($)       OPTIONS (#)
 ---------------------------   ---- -------- --------- ------------  ------------
 Brenda C. Hall..............  1997 $269,459        0           0            0
  Chief Executive Officer and  1996  313,231 $ 60,000           0            0
   Chairman of the Board
 Paul H. Bartlett (3)........  1997  240,000   50,000           0            0
  President and Director       1996   51,846   26,000           0      974,000
 Martin A. Kropelnicki(4)....  1997  130,192   51,666           0      175,000
  Vice President, Chief        1996      --       --          --           --
   Financial Officer and
   Secretary
 Mordecai Levine (5).........  1997  125,000  114,702    $132,600(6)         0
  Vice President, IS Contract  1996   10,417        0           0       92,000
   Services
 Rita Hazell (7).............  1997  123,220  145,494           0       40,000
  Senior Vice President, R&D   1996   85,500  109,229           0            0
   Contract Services

--------
(1) The aggregate amount of all other compensation in the form of perquisites and other personal benefits does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for each officer.
(2) Salary includes amounts deferred under the Company's 401(k) Plan.
(3) Mr. Bartlett joined the Company as President in October 1996.
(4) Mr. Kropelnicki joined the Company as Vice President, Chief Financial Officer and Secretary in February 1997.
(5) Mr. Levine joined the Company as Vice President, IS Contract Services in December 1996.
(6) Represents payment of the exercise price for Mr. Levine's exercise of an option for 26,000 shares of the Company's Common Stock, pursuant to the terms of Mr. Levine's employment agreement. See "Employment and Change in Control Arrangements."
(7) Ms. Hazell joined the Company in September 1993 and has served as Vice President, R&D Contract Services since April 1996.

  The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 28, 1997 to the persons named in the Summary Compensation
Table:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                        INDIVIDUAL GRANTS
                         -----------------------------------------------
                                         % OF TOTAL                      POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF      OPTIONS                        ASSUMED ANNUAL RATES OF STOCK
                           SECURITIES    GRANTED TO                      PRICE APPRECIATION FOR OPTION
                           UNDERLYING   EMPLOYEES IN EXERCISE                      TERM (2)
                            OPTIONS        FISCAL     PRICE   EXPIRATION ------------------------------
          NAME           GRANTED (#)(1)     YEAR      ($/SH)     DATE        5% ($)        10% ($)
          ----           -------------- ------------ -------- ---------- -------------- ---------------
Brenda C. Hall..........          0          --          --         --              --             --
Paul H. Bartlett........          0          --          --         --              --             --
Martin A. Kropelnicki...    175,000(3)      29.6%    $10.00    02/18/07  $    1,100,566 $    2,789,049
Mordecai Levine.........          0          --          --         --              --             --
Rita Hazell.............     40,000(4)       6.8      21.875   09/12/07         550,283      1,394,525

--------
(1) All options were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to exercise the option and pay any withholding taxes incurred upon exercise.
(2) Potential gains are net of exercise price, but before taxes associated with the exercise. These amounts represent hypothetical gains assuming rates of appreciation specified by the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future Common Stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, overall market conditions and the optionees' continued employment through the vesting period. The amounts reflected in this table may not be achieved.
(3) The options are exercisable for 135,000 option shares on December 28, 1997, subject to certain repurchase rights of the Company. With respect to the first option for 50,000 option shares, Mr. Kropelnicki becomes vested in 10,000 of the option shares on February 18, 1998 and an additional
    833.33 option shares upon the completion of each of the next 48 months of service thereafter; and with respect to the second option for 125,000 option shares, he becomes vested in 25,000 of the option shares on February 18, 1998 and an additional 2,083.33 option shares upon the completion of each of the next 48 months of service thereafter.
(4) Ms. Hazell becomes vested in 8,000 option shares on September 12, 1998, and 666.66 option shares upon the completion of each of the next 48 months of service thereafter.

  The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock during the fiscal year ended December 28, 1997, and unexercised options held as of December 28, 1997, by the persons named in the Summary Compensation Table:

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                       UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                            SHARES                     OPTIONS AT 12/28/97 (#)        12/28/97 ($)(1)
                         ACQUIRED ON       VALUE      -------------------------- -------------------------
          NAME           EXERCISE (#) REALIZED ($)(2) EXERCISABLE  UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           ------------ --------------- -----------  ------------- ----------- -------------
Brenda C. Hall..........       --             --            --           --              --         --
Paul H. Bartlett........       --             --        974,000(3)         0     $14,975,250          0
Martin A. Kropelnicki...       --             --        135,000(4)    40,000       1,265,625   $375,000
Mordecai Levine.........    26,000       $296,400        34,000       32,000(5)      485,350    456,800
Rita Hazell.............    10,000        199,500        26,000       64,000         495,950    457,800

--------
(1) Based on the closing price of $19.375 on the last trading day prior to the Sunday of December 28, 1997, less exercise price.
(2) Market price on date of exercise, less exercise price.
(3) The option is immediately exercisable, subject to certain repurchase rights of the Company. Mr. Bartlett is 50% vested in such option shares and will vest in the balance of the option shares in a series of 24 monthly installments commencing January 1, 1998. See "Employment and Change in Control Arrangements."
(4) The options are exercisable for 135,000 option shares on December 28, 1997, subject to certain repurchase rights of the Company. With respect to the first option for 50,000 option shares, Mr. Kropelnicki becomes vested in 10,000 of the option shares on February 18, 1998 and an additional
    833.33 option shares upon the completion of each of the next 48 months of service thereafter; and with respect to the second option for 125,000 option shares, he becomes vested in 25,000 of the option shares on February 18, 1998 and an additional 2,083.33 option shares upon the completion of each of the next 48 months of service thereafter.
(5) The 32,000 option shares become vested in a series of 48 equal monthly installments upon the completion of each month of service from December 2, 1997.

EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

  In March 1997, the Company entered into an employment agreement with Brenda
C. Hall, which provides for a base salary of $260,000. Ms. Hall is also eligible for an annual bonus subject to a maximum limitation of 75% of her annual base salary. Either the Company or Ms. Hall may terminate Ms. Hall's employment with the Company at any time by giving the other party 30 days prior written notice. If Ms. Hall is terminated other than for cause or is constructively discharged, and provided that she does not engage in certain competitive activities, Ms. Hall will receive her base salary for an additional 24 months from the date of termination, and the Company will pay for her COBRA continuation coverage until the date that is the earlier of 12 months after her termination or the date on which her COBRA eligibility ceases. The employment agreement is for an unspecified term and terminates when all obligations of the parties thereto have been satisfied.

  In October 1996, the Company entered into an employment agreement with Paul
H. Bartlett. The employment agreement is for an unspecified term and terminates when all obligations of the parties thereto have been satisfied. Under the agreement, Mr. Bartlett will be employed as the Company's President, reporting to its Chief Executive Officer. The agreement provides for an annual base salary of $240,000. Mr. Bartlett is also eligible for an annual bonus, subject to a maximum limitation of 75% of his annual base salary. In addition, the Company granted to Mr. Bartlett an immediately exercisable stock option to purchase 974,000 shares of Common Stock at an exercise price of $4.00 per share, subject to certain repurchase rights of the Company. Mr. Bartlett is 50% vested in such shares and will vest in the balance of the shares in a series of 24 monthly installments commencing January 1, 1998. In addition, all unvested option shares automatically vest upon the occurrence of certain events, including a merger of the Company after which 50% or less of the surviving corporation's voting securities are owned by the Company's stockholders, a sale by the Company of all or substantially all of its assets, or a constructive discharge of Mr. Bartlett. Either the Company or Mr. Bartlett may terminate Mr. Bartlett's employment with the Company at any time by giving the other party 30 days prior written notice. If Mr. Bartlett is terminated other than for cause or disability, or if Mr. Bartlett is constructively discharged, Mr. Bartlett will receive his salary for an additional 12 months from the date of termination, provided he does not engage in certain competitive activities. Under the employment agreement, the Company will nominate Mr. Bartlett for election as a member of its Board of Directors as long as he remains employed, and Brenda C. Hall has agreed to cause her shares of the Company's stock to be voted in favor of Mr. Bartlett's election.

  In December 1996, the Company entered into an employment agreement with Mordecai Levine in connection with the Team Alliance Acquisition which provides for a base salary of $125,000. For the period ending on the first, second and third anniversary of Mr. Levine's employment with the Company, he is eligible to receive a monthly bonus based upon gross margin dollars generated by the IS Contract Services. In addition, the Company granted to Mr. Levine stock options to purchase 92,000 shares of the Company's Common Stock at an exercise price of $5.10 per share subject to certain repurchase rights of the Company. Mr. Levine is currently vested in 52,000 of such shares, and he will vest in an additional 8,000 shares on December 2, 1997, with the balance of the shares vesting in a series of 48 equal monthly installments commencing December 2, 1997. Upon Mr. Levine's exercise of such options, the Company has agreed to pay to him an amount equal to the aggregate exercise price of such options. Either the Company or Mr. Levine may terminate Mr. Levine's employment with the Company at any time and for any reason by giving the other party written notice. If Mr. Levine voluntarily terminates employment with the Company for good cause or is terminated other than for cause, he will receive his salary and bonus for an additional six months from the date of termination. The employment agreement terminates upon the earlier of the satisfaction of all of the obligations thereunder or December 2, 2000.

  The terms of the Company's 1997 Stock Option Plan (the "1997 Plan") provide that in the event the Company is acquired by merger, consolidation or asset sale, each option outstanding at the time under the 1997 Plan will terminate to the extent not assumed by the acquiring entity. In addition, the plan administrator generally has the discretion to accelerate the vesting of options.

COMPENSATION OF DIRECTORS

  Under the automatic option grant program of the Company's 1997 Stock Option Plan, each individual who first joins the Board of Directors of the Company as a non-employee director after August 12, 1997 will receive at that time, an automatic option grant for 20,000 shares of Common Stock. The optionee will vest in the automatic option grant in a series of four annual installments over the optionee's period of Board service, beginning one year from the grant date. Each option will have an exercise price equal to the fair market value of the Common Stock on the automatic option grant date and a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  Messrs. Kinion and Rowberry served as members of the Board of Directors' Compensation Committee during 1997. Mr. Rowberry was not at any time during 1997 or at any other time an officer or employee of the Company. Mr. Kinion was a former officer of the Company, but was not an officer or employee during 1997. No executive officer of the Company served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In August 1996, the Company granted to Rita S. Hazell, Senior Vice President, R&D Contract Services, a loan in the principal amount of $100,000 plus interest at 6.74%. Such loan is secured by a deed of trust in favor of the Company on the real property purchased partially with such borrowed funds. The outstanding balance on the loan as of March 31, 1998 is $75,000. The principal amount of the loan and any accrued interest thereon will be forgiven by the Company ratably over four years so long as Ms. Hazell remains employed by the Company. In August 1997, principal in the amount of $25,000 and interest in the amount of $6,740 were forgiven.

  In October 1996, the Company entered into a settlement agreement and general release with Todd J. Kinion, a former officer and a current director of the Company, which obligates the Company to make monthly payments of $9,033 to him until the earlier of February 29, 1998 or the occurrence of certain events. A lump sum payment of $11,239, representing full payment of all unpaid bonus obligations and business expense reimbursements, was made to Mr. Kinion in connection with the settlement agreement.

  Maryanne Gaines, the sister of Brenda Hall, the Company's Chief Executive Officer and a director, was employed by the Company during 1997 as Director of Operations--Special Projects. In exchange for services rendered to the Company in such capacity, Ms. Gaines received $66,951 in compensation, which was paid to her pursuant to the standard payroll practices of the Company less withholdings and applicable deductions.

  The Company has entered into indemnification agreements with each of its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' liability insurance if available on reasonable terms. The Company maintains an insurance policy covering officers and directors under which the insurer has agreed to pay the amount of any claim made against the officers or directors of the Company for wrongful acts that such officers or directors may otherwise be required to pay or for which the Company is required to indemnify such officers and directors, subject to certain exclusions.

  See "Employment and Change in Control Arrangements" for descriptions of agreements regarding the employment of Ms. Hall, Mr. Bartlett and Mr. Levine.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee of the Board of Directors was comprised of two members during 1997, Messrs. Kinion and Rowberry. Mr. Rowberry was not at any time during 1997 or at any other time a current or former officer or employee of the Company. Mr. Kinion was a former officer of the Company, but was not an officer or employee during 1997. The Compensation Committee is responsible for setting and administering policies governing compensation of the Company's executive officers, including the Company's 1997 Stock Option Plan. In addition, the Compensation Committee reviews compensation levels of other management level employees, evaluates the performance of management and reviews other compensation-related issues.

COMPENSATION PHILOSOPHY

  The Company applies a consistent compensation philosophy for all of its employees, including its executive officers. The Company's compensation policy is designed to enable the Company to attract, retain and reward executive officers who are likely to contribute to the long-term success of the Company. The Compensation Committee also believes that a strong correlation should exist between executive compensation, business objectives and overall Company performance.

  In preparing the performance graph for this Report, the Company has selected the Standard & Poor's 500 Index ("S&P 500 Index"). The companies that the Company uses for comparison of salary and compensation information are not necessarily those included in the S&P 500 Index, because they were determined not to be competitive with the Company for executive talent or because compensation information was not available.

COMPONENTS OF COMPENSATION

  There are three components of the Company's executive compensation program that support the goal of aligning compensation with the value created for the Company's stockholders while providing incentives to further the Company's strategic objectives.

 Salary

  The Compensation Committee strives to offer salaries to its executive officers that are competitive with salaries offered by companies of similar size and capitalization in a similar industry. Base salaries are reviewed on an annual basis and are subject to adjustment based upon the individual's contribution to the Company and changes in salary levels offered by comparable companies. In determining executive officers' salaries, the Compensation Committee considers information provided by the Company's Chief Executive Officer with respect to individual officer responsibilities and performance, as well as salary surveys and similar data available from independent sources.

 Bonuses

  For fiscal 1997, annual incentive bonuses for the Chief Executive Officer and the other Named Executive Officers were based upon the following three components: (i) the Company's targeted net income, (ii) earnings per share estimates for fiscal 1997 and (iii) individual performance. The Compensation Committee reviews performance goals and, based on the components described above, each executive officer's employment arrangement sets forth certain target thresholds. In addition, target thresholds are set on an annual basis. The actual performances of the Company and the executive officer is evaluated to determine the percentage used to calculate the bonus at the end of the year, with the size of the bonus varying between 0% and 100% of the target award. Target awards for each executive officer in fiscal 1997 were set in relation to such officer's base salary.

 Equity Incentives

  The Compensation Committee believes that employee equity ownership is highly motivating, provides a major incentive to employees in building stockholder value and serves to align the interests of employees with the interests of the Company's stockholders. In determining the amount of equity compensation to be awarded to executive officers in any fiscal year, the Compensation Committee considers the position of the officer, the current stock ownership of the officer, the number of shares that continue to be subject to vesting under outstanding options and the expected future contribution of the officer to the Company's performance, giving primary weight to the officer's position and his expected future contributions. In addition, the Compensation Committee compares the stock ownership and options held by each officer with the other officers' equity positions and the officer's experience and value to the Company.

  Option grants during 1997 are described under the heading "EXECUTIVE COMPENSATION AND OTHER MATTERS" in the table entitled "Option Grants in Last Fiscal Year." In 1997, Ms. Hall, Mr. Bartlett and Mr. Levine were not granted any options to purchase shares of the Company's Common Stock.

 CEO Compensation

  The annual base salary for Ms. Hall, the Company's Chief Executive Officer, was established in March 1997 pursuant to an employment agreement with the Company. Ms. Hall's base salary is intended to be competitive with that paid to executives at comparable companies in the same industry and to reflect her personal performance for the Company. The factors that the Compensation Committee considered in setting her annual base salary were (i) corporate performance including the Company's initial public offering of its Common Stock, (ii) earnings per share and net income and (iii) individual performance. In addition, the Compensation Committee believes that an important portion of her compensation should be based on Company performance.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

  The Company has considered Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and related regulations that restrict the deductibility for federal income tax purposes of compensation paid to the chief executive officer and each of the four other most highly compensated executive officers at the end of any fiscal year to the extent such compensation exceeds $1,000,000 for any of such officer in any year, other than compensation that qualifies for an exception under the Code or regulations. The Compensation Committee does not believe that other components of the Company's compensation will be likely to exceed $1,000,000 annually for any executive officer in the foreseeable future and, therefore, concluded that no further action with respect to qualifying such compensation for federal income tax deductibility was necessary at this time. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for such deductibility. The Compensation Committee's policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

                                          COMPENSATION COMMITTEE

                                          Todd J. Kinion
                                          Jon H. Rowberry

                        COMPARISON OF STOCKHOLDER RETURN

  Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of a peer group comprised of comparable companies in the same industry traded on the Nasdaq Stock Market ("Peer Group Index") and the Standard & Poor's 500 Stock Index ("S&P 500 Index") for the period commencing on August 5, 1997 (1) and ending on December 28, 1997. With respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization. The Companies included in the Peer Group Index in addition to the Company were as follows: ACCUSTAFF INC, Adecco S A c/o Adecco Services, Inc., Alternative Resources Corp., Analysts International Corporation, ASI Solutions Incorporated, Butler International, Inc., CORESTAFF INC, COTELLIGENT GROUP INC, Data Processing Resources Corporation, Employee Solutions, Inc., Kelly Services, Inc. MANPOWER INC WIS, Metro Information Services, Inc., NORRELL CORP, OLSTEN CORP, OnAssignment, Inc., RemedyTemp, Inc., Renaissance Worldwide Inc., ROBERT HALF INTL INC, Romac International, Inc., TEAM America Corporation, VOLT INFO SCIENCES INC, Western Staff Services, Inc. and WINSTON RESOURCES INC. Stockholder returns over the indicated period are based on historical data and the Company cautions that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM AUGUST 5, 1997 THROUGH DECEMBER 28, 1997 (2):

      HALL, KINION & ASSOCIATES, INC., PEER GROUP INDEX AND S&P 500 INDEX

                    [PERFORMANCE CHART APPEARS HERE]

                                                              AUGUST 5, DEC. 28,
                                                                1997      1997
                                                              --------- --------
Hall Kinion..................................................    100     145.83
Peer Group Index.............................................    100      87.74
S&P 500 Index................................................    100     102.43

--------
(1) The Company's initial public offering occurred on August 8, 1997. For purposes of this presentation, the Company has assumed that its initial offering price of $15.00 would have been the closing sales price on the day prior to commencement of trading.
(2) Assumes that $100.00 was invested on August 5, 1997 in the Company's Common Stock at the Company's initial offering price of $15.00 and at the closing sales price for each index on that date and that all cash dividends were reinvested. No cash dividends have been declared on the Company's Common Stock.

  Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, the Compensation Committee Report and the Stock Performance Graph are not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by the Company under those statutes.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for the 1997 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1997 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders, except for two late filings for Ms. Hazell for two transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

                                                                          PAGE
                                                                          ----
     Consolidated balance sheets at December 28, 1997 and December 29,
      1996.                                                                17
     Consolidated statements of income for this years ended December 28,
      1997, December 29, 1996 and December 30, 1995.                       18
     Consolidated statements of stockholders' equity for the years ended
      December 28, 1997, December 29, 1996 and December 30, 1995.          19
     Consolidated statements of cash flows for the years ended December
      28, 1997, December 29, 1996 and December 30, 1995.                   20
     Notes to consolidated financial statements.                           21
     Report of independent public accountants.                             30

(a) (2) FINANCIAL STATEMENT SCHEDULES

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