Form 10-Q
period 1998-03-29
HALL KINION & ASSOCIATES INC
filed 1998-05-13
CIK 1009657

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ________________________

                                   FORM 10-Q
                                _______________


      (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998
                              OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM      TO


                           ________________________

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

                            ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days .  Yes  X   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1998:

     9,437,719 shares of common stock.

================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                        PAGE
                                                                                                                        ----
PART I.        FINANCIAL INFORMATION............................................................................          3

Item 1.        Financial Statements.............................................................................          3

               Condensed Consolidated Balance Sheets at March 29, 1998 and
               December 28, 1997................................................................................          3

               Condensed Consolidated Statements of Income for the three months ended
               March 29, 1998 and March 30, 1997................................................................          4

               Condensed Consolidated Statements of Cash Flows for the three months ended
               March 29, 1998 and March 30, 1997................................................................          5

               Notes to Condensed Consolidated Financial Statements.............................................          6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations.......................................................................................          7

PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders..............................................         13

Item 6.        Exhibits and Reports on Form 8-K.................................................................         13

SIGNATURES......................................................................................................         14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                         ASSETS
                                                                                           MARCH 29,     DECEMBER 28,
                                                                                             1998             1997
                                                                                        -----------------------------
                                                                                        (Unaudited)
Current Assets:
  Cash and equivalents.......................................................              $ 1,026            $ 4,310
  Investments................................................................                5,576              9,120
  Accounts receivable, net of allowance for doubtful accounts of
       $605 at March 29, 1998 and $344 at December 28,1997...................               14,298             12,774
  Prepaid expenses and other current assets..................................                  453                326
  Prepaid income taxes.......................................................                    -                407
  Deferred income taxes......................................................                  853                612
                                                                                           -------            -------
       Total current assets..................................................               22,206             27,549
Property and equipment, net..................................................                5,544              5,404
Goodwill, net................................................................               16,622              9,016
Other assets.................................................................                  356                471
                                                                                           -------            -------
      Total assets...........................................................              $44,728            $42,440
                                                                                           =======            =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit............................................................              $     -            $ 1,250
   Accounts payable..........................................................                1,160              1,835
   Accrued salaries, commissions, and related payroll taxes..................                3,769              2,794
   Accrued liabilities.......................................................                1,100              1,280
   Income taxes payable......................................................                  514                  -
   Current portion of long-term debt.........................................                1,000              1,000
                                                                                           -------            -------

      Total current liabilities..............................................                7,543              8,159

Long-term obligations........................................................                2,575              2,549
Deferred income taxes........................................................                  891                202
                                                                                           -------            -------
       Total liabilities.....................................................               11,009             10,910
                                                                                           -------            -------
Stockholders' Equity:
Common stock, (par value $0.001 per share; 100,000,000
 shares authorized; outstanding:  9,400,000 shares at March 29,..............               33,548             32,312
    1998 and 9,025,000 shares at December 28, 1997)..................
Stockholder note receivable..................................................                    -                 (6)
Accumulated translation adjustment...........................................                    5                  2
Retained earnings (deficit)..................................................                  166               (778)
                                                                                           -------            -------
     Total stockholders' equity..............................................               33,719             31,530
                                                                                           -------            -------
     Total liabilities and stockholders' equity..............................              $44,728            $42,440
                                                                                           =======            =======



           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                         MARCH 29,       MARCH 30,
                                                                                           1998            1997
                                                                                        ----------      ----------
                                                                                                (UNAUDITED)
Net Revenues:
  Contract services............................................................         $   22,715      $   17,037
  Permanent placement..........................................................              4,119           2,156
                                                                                        ----------      ----------

Total  net revenues............................................................             26,834          19,193
Cost of contract services......................................................             14,743          12,020
                                                                                        ----------      ----------

Gross profit...................................................................             12,091           7,173
Operating expenses.............................................................             10,434           7,064
                                                                                        ----------      ----------

Income from operations.........................................................              1,657             109
Other income (expense), net....................................................                 (1)            (36)
                                                                                        ----------      ----------
Income before income taxes.....................................................              1,656              73
Income taxes...................................................................                712              53
                                                                                        ----------      ----------
Net income.....................................................................         $      944      $       20
                                                                                        ==========      ==========
Net income per share:
    Basic......................................................................         $     0.10      $     0.00
    Diluted....................................................................         $     0.09      $     0.00

Shares used in per share computation:
    Basic......................................................................          9,310,000       6,282,000
    Diluted....................................................................         10,465,000       9,289,000

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                           MARCH 29,   MARCH 30,
                                                                                             1998        1997
                                                                                          ----------------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
     Net income............................................................                  $944             $20
Adjustments to reconcile net income to net cash provided by (used for)
operating activities:
             Depreciation and amortization.................................                   450             285
             Deferred income taxes.........................................                   349             (87)
             Interest on stockholder note receivable.......................                                   (86)
Changes in assets and liabilities:
                    Accounts receivable....................................                  (320)         (2,325)
                    Prepaid expenses and other assets......................                   226             (83)
                    Prepaid income taxes...................................                   407             644
                    Accounts payable and accrued expenses..................                (1,437)            463
                    Income taxes payable...................................                   228            (504)
                                                                                          -------         -------
                       Net cash provided by (used for) operating activities                   847          (1,673)
                                                                                          -------         -------
Cash flows from investing activities:
      Purchase of property and equipment...................................                  (333)           (726)
      Investments..........................................................                 3,631               -
      Acquisition of IPEX..................................................                (6,160)              -
                                                                                          -------         -------
                Net cash used for investing activities.....................                (2,862)           (726)
                                                                                          -------         -------
Cash flows from financing activities:
      Cash overdraft, net..................................................                     -            (331)
      Line of credit, net..................................................                (1,451)          3,415
      Notes payable repayments.............................................                     -            (370)
      Proceeds from exercise of options....................................                   176              14
      Proceeds from repayment of stockholder note receivable...............                     6               -
      Deferred IPO costs...................................................                     -            (287)
                                                                                          -------         -------
                      Net cash provided by (used for) financing activities.                (1,269)          2,441
                                                                                          -------         -------
Net increase (decrease) in cash and equivalents............................                (3,284)             42
Cash and equivalents, beginning of period..................................                 4,310              56
                                                                                          -------         -------
Cash and equivalents, end of period........................................               $ 1,026         $    98
                                                                                          =======         =======
Supplemental disclosures of cash flow information:
      Cash paid during the period for-
             Interest......................................................               $   118         $   135
      Noncash investing and financing activities-
             Issuance of stock for acquisition of IPEX.....................               $   914         $     -



           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  BASIS OF PRESENTATION.   The Condensed Consolidated Financial Statements
have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

  The interim results for the three months ended March 29, 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K dated December 28, 1997.

  The unaudited interim financial information as of March 29, 1998 and for the three months ended March 29, 1998 and March 30, 1997, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the three months ended March 29, 1998, are not necessarily indicative of the results that may be expected for the year ending December 27, 1998.

2. COMPREHENSIVE INCOME. In January 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the three months ended March 29, 1998 and March 30, 1997, the change in net assets from nonowner sources was $3,000 and $12,000, respectively, for the change in the accumulated translation adjustment, and comprehensive income was $947,000 and $32,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions or strategies regarding the future. All forward looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the ability of the Company to obtain additional financing, regulatory changes, uncertainty relating to the performance of the United States economy, competition, demand for the Company's services, litigation or other claims against the Company, the hiring, training and retention of key employees and other factors and risks discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-Q and the risks discussed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

   Hall, Kinion & Associates, Inc. is a leading provider of specialized information technology ("IT") professionals on a contract and permanent basis and has more than 21 offices in 11 states and in one foreign country. To meet the specialized needs of its clients, the Company provides its services through distinct technology practice groups ("Practice Groups") organized around specific technology (such as Windows, Unix, or CAD). The Company is organized into two divisions: Contract Services, which has historically provided supplemental IT professionals to R&D departments of high technology companies, and Permanent Placement, which places IT professionals in permanent positions. In April 1994, the Stellar Group, Inc. and Kinion Hall companies under common ownership, were merged with the Company and in December 1996, the Company acquired certain assets of TeamAlliance Technology Partners, L.P. (TeamAlliance). With the acquisition of TeamAlliance, the Company expanded its Contract Services Division to provide professionals to IS departments of corporate clients through a new IS Practice Group. In January 1998, the Company acquired Group-IPEX, based in Lafayette, California. Group-IPEX is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China. The company believes that the acquisition will increase the supply of international IT professionals available to the R&D, IS and Permanent Placement Practice Groups.


  For the three months ended March 29, 1998 and March 30, 1997, the Contract Services Division represented 85% and 89% of the Company's net revenues, respectively. For the same periods, the Permanent Placement Division represented 15% and 11% of the Company's net revenues, respectively.

  The Company's net revenues are derived from hourly billings of IT professionals performing contract assignments and from fees received for permanent placements. For contract services, assignments generally last from three to nine months and revenues are recognized as services are provided. Because the Company only derives revenues when its consultants are actually working, its operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. In particular, the Company experiences a certain amount of seasonality in its first fiscal quarter. For its Permanent Placement of IT professionals, the Company receives a fee upon placement of the candidate. The fee is typically structured as a percentage of the placed IT professional's firstyear annual compensation. Permanent Placement revenues from fees are recognized when the IT professional commences employment.

  The Company has experienced growth by the addition of sales and recruiting employees, developing new Practice Groups, acquisitions and entering into new regional markets. As of March 30, 1997, the Company had 332 employees and 45 Practice Groups in 13 domestic markets and in London, England. As of March 29, 1998, the Company had 513 employees and 72 Practice Groups in 13 domestic markets and London, England. During this period, net revenues increased from $19.2 million to $26.8 million or 40%. Overall headcount for the comparable period increased by 55%. Although contributing to the increase in net revenues, the addition of new Practice Groups has resulted in substantial increases in operating expenses, primarily due to increased headcount. These expenses are incurred in advance of any recognized revenue and there is often a delay before the Company's new personnel and sales employees reach full productivity.

RESULTS OF  OPERATIONS FOR THE THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30,
1997


  Contract services revenues were $22.7 million and $17.0 million for the three months ended March 29, 1998 and March 30, 1997, respectively, increasing by 33% during the three months ended March 29, 1998 compared to the same period in 1997. Permanent placement revenues were $4.1 million and $2.2 million for the three months ended March 29, 1998 and March 30, 1997, respectively, increasing by 91% during the three months ended March 29, 1998 compared to the same period in 1997. Overall revenue increases were due primarily to the addition of new Practice Groups and to a lesser extent increased bill rates. During the first quarter of 1998 revenue producing headcount increased. The increase in revenues was partially offset due to the delay of new employees reaching full productivity. Revenue from GroupIPEX during the three months ended March 29, 1998 was not material.

GROSS PROFIT

  Gross profit dollars from the Company's Contract Services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit dollars for the Company's Contract Services were $8.0 million and $5.0 million for the three months ended March 29, 1998, and March 30, 1997, respectively. The Company believes this increase was due to the increased demand for the Company's services and to a lesser extent increased bill rates. Gross profit for the Company's Permanent Placement Division were $4.1 million and $2.2 million for the three months ended March 29, 1998 and March 30, 1997, respectively. This increase was primarily due to an increase in demand for the Company's Permanent Placement services.

OPERATING EXPENSES

  Operating expenses were $10.4 million for the three months ended March 29, 1998 compared to $7.1 million for the three months ended March 30, 1997. Operating expenses as a percentage of net revenues were 39% for the three months ended March 29, 1998 compared to 37% for the same period in 1997. Operating expenses consist primarily of staff compensation, training, occupancy, telephone, advertising and public company costs, most of which generally follow changes in revenue. This increase was primarily due to increased headcount and training costs for existing and new Practice Groups.

OTHER INCOME (EXPENSE), NET

  Interest income for the three months ended March 29, 1998 and March 30, 1997 was $88,000 and $87,000 respectively. Interest expense for the three months ended March 29, 1998 and March 30, 1997 was $118,000 and $135,000 respectively. The changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $29,000 for the three months ended March 29, 1998 and $12,000 for the three months ended March 30, 1997.



LIQUIDITY AND CAPITAL RESOURCES

  The change in Company's liquidity during the three months ended March 29, 1998 is the net effect of funds generated by operations and the funds used for the addition of personnel, acquisitions, capital expenditures and principal payments on outstanding liabilities. For the three months ended March 29, 1998, the Company generated $0.8 million from operations, used $2.9 million for investing activities and used $1.3 million for financing activities. The changes were primarily attributed to the acquisition of Group-IPEX and the payment of the line of credit.

  The Company's working capital at March 29, 1998 included $1.0 million in cash and equivalents. The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $15.0 million. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the fixed payments and other obligations for the next year. As of March 29, 1998, the Company had no material capital commitments.

  In January 1998, the Company acquired GroupIPEX for $7.3 million consisting of a cash payment of $6.2 million, the issuance of 46,000 shares of Company common stock valued at $914,000 and $300,000 of costs related to the acquisition. Group-IPEX, based in Lafayette, California, is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China.

  In December 1996, the Company completed the TeamAlliance Acquisition for a cash payment of $4.3 million at the date of acquisition and the issuance of 52,000 shares of the Company's common stock. In addition, the Company agreed to pay the principals an aggregate of an additional $4.2 million in three installments in October 1997, 1998 and 1999. Pursuant to this obligation, the Company made a payment of $1.3 million in October 31, 1997.

YEAR 2000 ISSUES

  The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated costs of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds the current estimates, the Year 2000 issue could have a material effect on the Company's business, financial condition or result of operations of the Company.

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

RISKS INHERENT IN ADDITION OF PRACTICE GROUPS AND EXPANSION INTO NEW MARKETS

   The Company's growth depends on its ability to successfully expand existing Practice Groups, add additional Practice Groups within its existing regional markets and enter new regional markets. This expansion is dependent on a number of factors, including the Company's ability to: attract, hire, integrate and retain qualified revenue generating employees; develop, recruit and maintain a base of qualified IT professionals within a regional market; accurately assess the demand of a new market; and initiate, develop and sustain corporate client relationships in each new regional market. There can be no assurance that the addition of Practice Groups and entrance into new regional markets will occur on a timely basis or achieve anticipated financial results. For example, in April 1998 the Company consolidated its Orlando and Tampa offices because revenue in these offices was lower than management's expectations. The addition of new Practice Groups and entrance into new regional markets typically results in increases in operating expenses, primarily due to increased headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's new recruiting personnel and sales employees reach full productivity. If the Company is unable to add Practice Groups or enter new regional markets in a costeffective manner or if those Practice Groups and regional markets do not achieve anticipated financial results, the Company's business, operating results and financial condition could be materially adversely affected.

FLUCTUATIONS IN QUARTERLY RESULTS, SEASONALITY; VOLATILITY OF STOCK PRICE.

  The Company's quarterly operating results have in the past and may in the future fluctuate significantly depending on a number of factors, including but not limited to: the rate of hiring and the productivity of revenue-generating personnel; the availability of qualified IT professionals; changes in the relative mix between the Company's contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of Practice Groups; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT professionals; and general economic factors. Because the Company provides services on an assignment-by-assignment basis, which clients can terminate at any time, there can be no assurance that existing clients will continue to use the Company's services at historical levels. Accordingly, although the Company has experienced substantial revenue growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or profitability on a quarterly or annual basis at historical levels. In addition, although the impact of seasonal factors will vary, the Company experiences a certain amount of seasonality in its first quarter due primarily to the number of holidays and the number of internal training and incentive programs in the first quarter, which may reduce the number of days worked by IT professionals and revenue-generating employees during such quarter. For these reasons, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In the event the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's Common Stock would likely be materially adversely affected.

  The market price of the shares of Common Stock may be volatile and could be subject to wide fluctuations. The stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of the companies whose shares are traded in such market. Accordingly, broad market factors may adversely affect the market price of the Company's Common Stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities class action litigation has often been instituted against such company. Such litigation if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

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

RISKS OF ACQUISITION

  A component of the Company's growth strategy is the acquisition of complementary businesses. The successful implementation of this strategy is dependent upon the Company's ability to identify suitable acquisition candidates, obtain requisite finance, acquire such companies on suitable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire such candidates on favorable terms.

  Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects of the Company's reported operating results from increases in goodwill amortization and interest expense, the diversion of management attention and the subsequent integration of acquired business.

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

  For example, in December 1996, the Company acquired certain assets of TeamAlliance, which was comprised of six affiliate but separate entities that were located in five states. These management companies now operate as a separate practice group within the Company's Contract Services Division. The integration of TeamAlliance, its clients, IT professionals and employees has required significant amounts of management time and attention, and has resulted in significant integrationrelated expenses, including expenses associated with training TeamAlliance employees and relocating certain TeamAlliance offices.

INDUSTRY AND GEOGRAPHIC CONCENTRATION

  The Company's business is dependent on the trends prevalent in, and the continued growth and rate of change of, the high technology industry. In 1998 and 1997, substantially all of the Company's net revenues were derived by providing services to clients in the high technology industry. In addition, approximately 73% and 47% of the Company's net revenues in 1996 and 1997 respectively, were derived from services provided to clients in Silicon Valley. Substantial deterioration in general economic conditions in Silicon Valley or in the high technology industry as a whole would materially and adversely affect the Company's business, financial condition and operating results.

HIGHLY COMPETITIVE MARKET

  The IT staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, system integrators, and computer systems consultants, other providers of IT services and temporary personnel agencies. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than the Company. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than the Company. Because there are relative low barriers to entry, the Company expects that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

GOVERNMENTAL REGULATION OF IMMIGRATION

  Certain of the Company's IT professionals are foreign nationals working in the United States under H-1B permits. Accordingly, both the Company and these foreign nationals must comply with the United States immigration laws. The inability of the Company to obtain H-1B permits for certain of its employees in sufficient quantities or at a sufficient rate could have a material adverse effect on the Company's business, operating results and financial condition.

  Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. For example, in 1997 the maximum number of permitted H-1B permits available for 1997 were issued during the third quarter of 1997, resulting in an inability of applicants to obtain additional permits for the balance of the year. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the company to obtain foreign employees could require the Company to incur additional unexpected labor costs and expense. Further, any such restrictions or limitations on hiring practices could have a material adverse effect on business, operating results and financial condition.

CONCENTRATION OF OWNERSHIP BY PRINCIPAL STOCKHOLDERS

  The company's principal stockholders, Brenda C. Hall and Todd Kinion beneficially owned approximately 45% of the Company's outstanding shares of Common Stock at March 29, 1998. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring a stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

LIABILITY RISKS

  The Company is exposed to liability with respect to actions taken by its IT professionals while on assignment, such as damages caused by errors of IT professionals, misuse of client proprietary information or theft of client property. The Company often indemnifies its clients from the foregoing. Although the Company maintains insurance coverage, due to the nature of the Company's assignments, and in particular the access of IT professionals to client information systems and confidential information, and the potential liability with respect thereto, there can be no assurance that such insurance coverage will continue to be available on reasonable terms or that it will be adequate to cover any such liability. The Company may be exposed to discrimination and harassment claims or other similar claims as a result of inappropriate actions allegedly taken against IT professionals by corporate clients. As an employer, the Company is also exposed to possible claims of wrongful discharge and violations of immigration laws. Employment related claims might result in negative publicity, litigation and liability for monetary damages and fines.

EFFECT OF CERTAIN CHARTER PROVISIONS; ANTITAKEOVER EFFECTS OR CERTIFICATE OF INCORPORATION, BYLAWS, DELAWARE LAW

  The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contains provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual special meeting of stockholders, that only the Board of Directors may call special meetings of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of March 29, 1998, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the right of any Preferred Stock that may be issued in the future. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of the Company.

IMPACT OF YEAR 2000 ISSUE

  The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will required the Company to modify, upgrade or replace some of its internal financial and operational systems, equipment and operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition, or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds current estimates, the Year 2000 issue could have a material adverse impact on the business, financial condition or results of operations of the Company.

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


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 15, 1998 the company will hold its annual shareholders meeting. The shareholders will be voting on whether to continue to retain Deloitte & Touche, LLP as auditors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) The exhibits listed on the accompanying Exhibit Index are filed as part hereof and are incorporated by reference.

  (b)  Reports on Form 8-K
       The registrant filed a report on form 8-K on January 13, 1998, concerning the acquisition of all the outstanding capital stock of Group-IPEX, Inc. ("IPEX") pursuant to that certain Stock Purchase Agreement dated December 20, 1997 by and among the Registrant, IPEX, and Lalit M. Kapoor and Satindra Kapoor.

                                   SIGNATURES




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                HALL, KINION & ASSOCIATES, INC.

Date:    May 13, 1998



                                BY:       /s/ MARTIN A. KROPELNICKI
                                         ----------------------------
                                         MARTIN A. KROPELNICKI
                                         VICE PRESIDENT AND CHIEF
                                         FINANCIAL OFFICER
                                         (PRINCIPAL FINANCIAL OFFICER)

                        HALL, KINION & ASSOCIATES, INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX






Exhibit
Number    Exhibit Description                                             Page
 21.1     List of Subsidiaries.......................................      16

 27.1     Financial Data Schedule....................................      17