Form 10-Q
period 1998-06-28
HALL KINION & ASSOCIATES INC
filed 1998-08-04
CIK 1009657

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                   FORM 10-Q
                                _______________


      (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998
                                      OR
        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO
                           ________________________

                         COMMISSION FILE NUMBER 0-22869

                        HALL, KINION & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  77-0337705
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

     19925 Stevens Creek Boulevard                         95014
               Suite 180                                 (zip code)
         Cupertino, California
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 863-5720

                            ______________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 23, 1998:

      9,471,919 shares of common stock.

================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.    FINANCIAL INFORMATION.......................................................................      3

Item 1.    Financial Statements........................................................................      3

           Condensed Consolidated Balance Sheets at June 28, 1998 and
           December 28, 1997...........................................................................      3

           Condensed Consolidated Statements of Income for the three and six months
           ended June 28, 1998 and June 29, 1997.......................................................      4

           Condensed Consolidated Statements of Cash Flows for the six months ended June 28,
           1998 and June 29, 1997......................................................................      5

           Notes to Condensed Consolidated Financial Statements........................................      6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................................      7

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........................................     13

Item 6.    Exhibits and Reports on Form 8-K............................................................     13

SIGNATURES.............................................................................................     14

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                   JUNE 28,          DECEMBER 28,
                                                                                     1998               1997
                                                                               -------------------------------------
                                                                                  (UNAUDITED)
                              ASSETS

Current Assets:
 Cash and equivalents.........................................................      $ 1,720          $  4,310
 Investments..................................................................        3,407             9,120
 Accounts receivable, net of allowance for doubtful accounts of
   $607 at June 28, 1998 and $344 at December 28, 1997........................       14,180            12,774
 Prepaid expenses and other current assets....................................          434               326
 Prepaid income taxes.........................................................           13               407
 Deferred income taxes........................................................        1,060               612
                                                                                    -------          --------


    Total current assets......................................................       20,814            27,549
Property and equipment net....................................................        5,409             5,404
Goodwill, net.................................................................       16,496             9,016
Other assets..................................................................          357               471
                                                                                    -------          --------

    Total assets..............................................................      $43,076          $ 42,440
                                                                                    =======          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Line of credit...............................................................      $     -          $  1,250
 Accounts payable.............................................................        1,397             1,835
 Accrued salaries, commissions, and related payroll taxes.....................        3,587             2,794
 Accrued liabilities..........................................................          799             1,280
 Current portion of long-term debt............................................            8             1,000
                                                                                    -------          --------

    Total current liabilities.................................................        5,791             8,159

Long-term obligations.........................................................        1,169             2,549
Deferred income taxes.........................................................        1,004               202
                                                                                    -------          --------

    Total liabilities.........................................................        7,964            10,910
                                                                                    -------          --------

Stockholders' Equity:
   Common stock, (par value $0.001 per share; 100,000,000 shares authorized; outstanding:  9,465,000 shares at June 28, 1998 and
     9,025,000 shares at December 28, 1997)...................................       34,007            32,312
   Stockholder note receivable................................................            -                (6)
   Accumulated translation adjustment.........................................            5                 2
   Retained earnings (deficit)................................................        1,100              (778)
                                                                                    -------          --------

   Total stockholders' equity.................................................       35,112            31,530
                                                                                    -------          --------

   Total liabilities and stockholders' equity.................................      $43,076          $ 42,440
                                                                                    =======          ========

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            ------------------              ---------------
                                                                    JUNE 28,  1998    JUNE 29,1997    JUNE 28, 1998   JUNE 29, 1997
                                                                    --------------    ------------    -------------   -------------
Net Revenues:
  Contract services.........................................           $    24,287      $   20,385      $    47,002      $   37,422
  Permanent placement.......................................                 4,262           3,113            8,382           5,269
                                                                       -----------      ----------      -----------      ----------

Net revenues................................................                28,549          23,498           55,384          42,691
Cost of contract services...................................                15,712          13,913           30,456          25,933
                                                                       -----------      ----------      -----------      ----------

Gross profit................................................                12,837           9,585           24,928          16,758
Operating expenses..........................................                11,185           8,532           21,620          15,596
                                                                       -----------      ----------      -----------      ----------

Income from operations......................................                 1,652           1,053            3,308           1,162
Other income (expense)......................................                   (15)           (161)             (15)           (197)
                                                                       -----------      ----------      -----------      ----------

Income before income taxes..................................                 1,637             892            3,293             965
Income taxes................................................                   704             357            1,416             410
                                                                       -----------      ----------      -----------      ----------

Net income..................................................           $       933      $      535      $     1,877      $      555
                                                                       ===========      ==========      ===========      ==========

Net income per share
  Basic.....................................................           $      0.10      $     0.09      $      0.20      $     0.09
  Diluted...................................................           $      0.09      $     0.06      $      0.18      $     0.06

Shares used in per share computation:
  Basic.....................................................             9,443,000       6,286,000        9,376,000       6,284,000
  Diluted...................................................            10,407,000       9,248,000       10,437,000       9,269,000



           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                      JUNE 28, 1998   JUNE 29, 1997
                                                                                      -----------------------------
                                                                                               (UNAUDITED)
Cash flows from operating activities:
  Net income...................................................................           $ 1,877        $   555
  Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
      Depreciation and amortization............................................               934            570
      Deferred income taxes....................................................               254           (272)
      Interest on stockholder notes receivable.................................                 -           (173)
      Other....................................................................                17              -
      Changes in assets and liabilities:
          Accounts receivable..................................................              (202)        (3,193)
          Prepaid expense and other assets.....................................               235            (61)
          Prepaid income taxes.................................................               394            596
          Accounts payable and accrued expenses................................            (1,499)           807
          Income taxes payable.................................................               (69)             -
                                                                                          -------        -------
            Net cash provided by (used for) operating activities...............             1,941         (1,171)
                                                                                          -------        -------

Cash flows from investing activities:
  Purchase of property and equipment...........................................              (552)          (963)
  Investments..................................................................             5,800              -
  Acquisition of IPEX..........................................................            (6,160)             -
                                                                                          -------        -------
            Net cash used for investing activities.............................              (912)          (963)
                                                                                          -------        -------

Cash flows from financing activities:
  Cash overdraft, net..........................................................                 -            (42)
  Line of credit, net..........................................................            (1,451)         3,410
  Notes payable repayments.....................................................            (2,591)             -
  Repayments of debt...........................................................                 -           (740)
  Proceeds from sale of common stock...........................................                 -             14
  Proceeds from exercise of options............................................               417              -
  Proceeds from repayment of stockholder note receivable.......................                 6              -
  Deferred IPO costs...........................................................                 -           (403)
                                                                                          -------        -------
            Net cash provided by (used for) financing activities...............            (3,619)         2,239
                                                                                          -------        -------
Net increase (decrease) in cash and equivalents................................            (2,590)           105
Cash and equivalents, beginning of period......................................             4,310             56
                                                                                          -------        -------
Cash and equivalents, end of period............................................           $ 1,720        $   161
                                                                                          =======        =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Income taxes.............................................................           $ 1,062        $    86
      Interest.................................................................           $   149        $   345
  Noncash investing and financing activities -
      Issuance of stock for acquisition of IPEX................................           $   914        $     -

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

             NOTES TO CONDENDSED CONSOLIDATED FINANCIAL STATEMENTS

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

         The interim results for the three and six months ended June 28, 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K dated December 28, 1997.

         The unaudited interim financial information as of June 28, 1998 and for the three and six months ended June 28, 1998, and June 29, 1997, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) as necessary for a fair presentation of information. Operating results for the three months and six months ended June 28, 1998 are not indicative of the results that may be expected for the year ending December 27, 1998.

    2. COMPREHENSIVE INCOME. In January 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the six months ended June 28, 1998 and June 29, 1997, the change in net assets from nonowner sources was $3,000 and $12,000, respectively, for the change in the accumulated translation adjustment, and comprehensive income for the six months ended June 28, 1998 and June 29, 1997 was $1,880,000 and $567,000,
    respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, beliefs, hopes, intentions and strategies regarding the future. All forward looking statements in this Form 10-Q are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statements. Actual results could differ materially from the Company's current expectations. Factors that could cause or contribute to such differences include, but are not limited to, the ability of the Company's to obtain additional financing, regulatory changes, uncertainty relating to the performance of the United States economy, competition, demand for the Company's services, litigation or other claims against the Company, the hiring, training, and retention of key employees and other factors and risks discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-Q and the risks discussed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

  Hall, Kinion & Associates, Inc. is a leading provider of specialized information technology ("IT") professionals on a contract or permanent basis and has 21 offices in 12 states and in one foreign country. To meet the specialized needs of its clients, the Company provides its services through distinct technology practice groups ("Practice Groups") organized around specific technology (such as Windows, Unix, or CAD). The Company is organized into two divisions: Contract Services, which has historically provided supplemental IT professionals to R&D departments of high technology companies, and Permanent Placement, which places IT professionals in permanent positions. In April 1994, the Stellar Group, Inc. and Kinion Hall, companies under common ownership, were merged with the Company, and in December 1996, the Company acquired certain assets of TeamAlliance Technology Partners, L.P. (TeamAlliance). With the acquisition of TeamAlliance, the Company expanded its Contract Services Division to provide professionals to IS departments of corporate clients through a new IS Practice Group. In January 1998, the Company acquired Group-IPEX, based in Lafayette, California. Group-IPEX is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China.

  For the three and six months ended June 28, 1998, the Contract Services Division represented 85% of the Company's net revenues respectively compared to 87% and 88% for the three and six months ended June 29, 1997, respectively. For the three and six months ended June 28, 1998 the Permanent Placement Division represented 15% of the Company's net revenues, respectively, compared to 13% and 12% for the same periods in 1997, respectively.

  The Company's net revenues are derived from hourly billings of IT professionals performing contact assignments and from fees received for permanent placements. For contract services, assignments generally last from three to nine months and revenues are recognized as services are provided. Because the Company only derives revenue when its consultants are actually working, its operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. In particular, the Company experiences a certain amount of seasonality in its first fiscal quarter. For its Permanent Placement of IT professionals, the Company receives a fee upon placement of the candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent Placement revenues from fees are recognized when the IT professional commences employment.

  The Company has experienced growth by the addition of sales and recruiting employees, developing new Practice Groups, acquisitions and entering into new regional markets. As of June 29, 1997, the Company had 348 employees and 45 Practice Groups in 13 domestic markets and in London, England. As of June 28, 1998, the Company had 518 employees and 78 Practice Groups in 13 domestic markets and London, England. For the six months ended June 28, 1998, net revenues increased to $55.4 million or 30% from $42.7 million for the six months ended June 27, 1997, respectively. Overall headcount for the comparable period increased by 49%. Although contributing to the increase in net revenues, the addition of new practice Groups has resulted in substantial increases in operating expenses, primarily due to increased headcount. These expenses are incurred in advance of any recognized revenue and there is often a delay before the Company's new personnel and sales employees reach full productivity.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997

  Contract Services revenues were $24.3 million and $20.4 million for the three months ended June 28, 1998 and June 29, 1997, respectively, increasing by 19% during the three months ended June 28, 1998 compared to the same period in 1997. Contract Services were $47.0 million and $37.4 million for the six months ended June 28, 1998 and June 29, 1997, respectively, increasing by 26% during the six months ended June 28, 1998 compared to the same period in 1997. Permanent placement revenues were $4.3 million and $3.1 million for the three months ended June 28, 1998 and June 29, 1997, respectively, increasing by 37% during the three months ended June 28, 1998 compared to the same period in 1997. Permanent placement revenues were $8.4 million and $5.3 million for the six months ended June 28, 1988 and June 29, 1997, respectively, increasing by 59% during the six months ended June 28, 1998 compared to the same period in 1997. Overall revenue increases were due to the addition of new practice groups and to a lesser extent increased bill rates. The increase in revenues was partially offset due to the delay of new employees reaching full productivity. Revenue from Group-IPEX during the three and six months ended June 28, 1998 was not significant.

GROSS PROFIT

  Gross profit dollars from the Company's Contract Services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from the Company's Permanent Placement Services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit dollars for the Company's Contract Services were $12.8 million and $24.9 million for the three and six months ended June 28, 1998, respectively, compared to $9.6 million and $16.8 for the comparable periods in 1997, increasing by 34% and 49% for the three and six months ended June 28, 1998, respectively. The Company believes this increase was due to increased demand for the Company's services and to a lesser extent increased bill rates. Gross profit for the Company's Permanent Placement Division was $4.3 million and $8.4 million for the three and six months ended June 28, 1998, respectively, compared to $3.1 million and $5.3 million for the comparable periods in 1997, increasing by 37% and 59% for the three and six months ended June 28, 1998, respectively. This increase was primarily due to an increase in demand for the Company's Permanent Placement services.

OPERATING EXPENSES

  Operating expenses were $11.2 million and $21.6 million for the three and six months ended June 28, 1998, compared to $8.5 million and $15.6 million, for the three and six months ended June 29, 1997, respectively. Operating expenses as a percentage of revenues were 39% for the three and six months ended June 28, 1988, respectively, compared to 36% and 37%, respectively, for the same periods in 1997. Operating expenses consist primarily of staff compensation, training, occupancy, telephone, advertising and public company costs, most of which generally follow changes in revenue. This increase was primarily due to increased headcount and training costs for existing and new Practice Groups.

OTHER INCOME (EXPENSE), NET

  Interest income for the three months ended June 28, 1998 and June 29, 1997 was $74,000 and $85,000 respectively, while interest expense for the three months ended June 28, 1998 and June 29, 1997 was $75,000 and $210,000 respectively. Interest income for the six months ended June 28, 1998 and June 29, 1997 was $162,00 and $172,000 respectively, while interest expense for the six months ended June 28, 1998 and June 29, 1997 was $193,000 and $345,000, respectively. The changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amounts to expense of $14,000 and income of $16,000 for the three and six months ended June 28, 1998 and expense of $36,000 and $24,000 for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  The change in the Company's liquidity during the six months ended June 28, 1998 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding liabilities. For the six months ended June 28, 1998, the Company generated $1.9 million from operations, used $0.9 million for investing activities and used $3.6 million for financing activities. The changes were primarily attributed to net income, the acquisition of Group-IPEX, repayment of the line of credit, and the repayment of certain notes payable.

  The Company's working capital at June 28, 1998 included $1.7 million in cash and equivalents. The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $15.0 million. There were no amounts outstanding under the line of credit facility at June 28, 1998. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the fixed payments and other obligations for the next year. As of June 28, 1998, the Company had no material capital commitments.

  In January 1998, the Company acquired Group-IPEX for $7.3 million consisting of a cash payment of $6.2 million, the issuance of 46,000 shares of Company's common stock valued at $914,000 and $300,000 of costs related to the acquisition. Group-IPEX, based in Lafayette, California, is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China.

  In December 1996, the Company completed the TeamAlliance Acquisition for a cash payment of $4.3 million at the date of acquisition and the issuance of 52,000 shares of the Company's common stock. In addition, the Company agreed to pay the principals an aggregate of an additional $4.2 million in three installments in October 1997, 1998 and 1999. Pursuant to this obligation, the Company made a payment of $1.3 million in October 31, 1997. The Company paid the remaining amounts during the three months ended June 28, 1998.

YEAR 2000 ISSUES

  The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated costs of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds the current estimates, the Year 2000 issue could have a material effect on the Company's business financial condition or result of operations of the Company.

  The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial conditions or results of operations.

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

RISKS INHERENT IN ADDITION OF PRACTICE GROUPS AND EXPANSION INTO NEW MARKETS

  The Company's growth depends on its ability to successfully expand existing Practice Groups, add additional practice Groups within its existing regional markets and enter new regional markets. This expansion is dependent on a number of factors, including the Company's ability to: attract, hire, integrate and retain qualified revenue generating employees: develop, recruit and maintain a base of qualified IT professionals within a regional market; accurately assess the demand of a new market; and initiate, develop and sustain corporate client relationships in each new regional market. There can be no assurance that the addition of Practice Groups and entrance into new regional markets will occur on a timely basis or achieve anticipated financial results. For example, in April 1998 the Company consolidated its Orlando and Tampa offices because revenue in these offices was lower than management's expectations. The addition of new Practice Groups and entrance into new regional markets typically results in increased in operating expenses, primarily due to increased headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's new recruiting personnel and sales employees can reach full productivity. If the Company is unable to add Practice Groups or enter new regional markets in a cost-effective manner or if those Practice Groups and regional markets do not achieve anticipated financial results, the company's business, operating results and financial condition could be materially adversely affected.

FLUCTUATIONS IN QUARTERLY RESULTS, SEASONALITY; VOLATILITY OF STOCK PRICE

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

  The market price of the shares of Common Stock may be volatile and could be subject to wide fluctuations. The stock markets, and in particular the Nasdaq national market, have experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of the companies whose shares are traded in such market. Accordingly, broad market factors may adversely affect the market price of the Company's Common Stock. These market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities class action litigation has often been instituted against such company. Such litigation if instituted, could result in substantial cost and diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

  The Company's future business and operating results depend in significant par upon the continued contributions of its key employees and senior management personnel, many of whom would be difficult to replace. The loss or temporary absence of any of the Company's senior management, significant revenue generating employees, other key personnel and, in particular, Brenda C. Hall, its Chief Executive Officer and Paul H. Bartlett, its President, or the inability to attract and retain key employees or management personnel in the future, could have a material adverse effect of the Company's business, operating results and financial condition.

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

  Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse affects of the Company's reported operating results from increases in goodwill amortization and interest expense, the diversion of management attention and the subsequent integration of acquired business.

  To the extent the Company seeks to acquire complementary business for cash, the Company may be required to obtain additional financing and there can be no assurance such financing will be available on favorable terms, if at all. Due to all of the foregoing, acquisitions may have a material adverse effect on the Company's business operating results and financial condition. In addition, if the Company issues stock to complete any future acquisitions, existing stockholders will experience ownership dilution.

  For example, in December 1996, the Company acquired certain assets of TeamAlliance, which was comprised of six affiliate but separate entities that were located in five states. These management companies now operate as a separate practice group within the Company's Contract Services Division. The integration of TeamAlliance, its clients, IT professionals and employees has required significant amounts of management time and attention, and has resulted in significant integration-related expenses, including expenses associated with training TeamAlliance employees and relocating certain TeamAlliance offices.

INDUSTRY AND GEOGRAPHIC CONCENTRATION

  The Company's business is dependent on the trends prevalent in, and the continued growth and rate of change of, the high technology industry. In 1997 and 1996, substantially all of the Company's net revenues were derived by providing services to clients in the high technology industry. In addition, approximately 73% and 47% of the Company's net revenues in 1996 and 1997 respectively, were derived from services provided to clients in Silicon Valley. Substantial deterioration in general economic conditions in Silicon Valley or in the high technology industry as a whole would materially and adversely affect the Company's business, financial condition and operating results.

HIGHLY COMPETITIVE MARKET

     The IT staffing industry is highly competitive and fragmented and has low barriers to entry. The Company competes for potential clients with providers of outsourcing services, system integrators, and computer systems consultants, other providers of IT services and temporary personnel agencies. Many of the Company's current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than the Company. In addition, many of these competitors, including numerous smaller privately held companies, may be able to respond more quickly to customer requirements and to devote greater resources to the marketing of services than the Company. Because there are relative low barriers to entry, the Company expects that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Further, there can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

GOVERNMENTAL REGULATION OF IMMIGRATION

  Certain of the Company's IT professionals are foreign nationals working in the United States under H-1B permits. Accordingly, both the Company and these foreign nationals must comply with the United States immigration laws. The inability of the Company to obtain H-1B permits for certain of its employees in sufficient quantities or at a sufficient rate could have a material adverse effect on the Company's business, operating results and financial conditions.

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

CONCENTRATION OF OWNERSHIP BY PRINCIPAL STOCKHOLDERS

  The Company's principal stockholders, Brenda C. Hall and Todd Kinion beneficially owned approximately 34% of the Company's outstanding shares of Common Stock at June 28, 1998. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring a stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

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

EFFECT OF CERTAIN CHARTER PROVISION; ANTI-TAKEOVER EFFECTS OR CERTIFICATE OF INCORPORATION, BYLAWS, DELAWARE LAW

The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contains provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual special meeting of stockholders, that only the Board of Directors may call special meeting of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of June 28, 1998, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the right of any Preferred Stock that may be issued in the future. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of the Company.

IMPACT OF THE YEAR 2000 ISSUE

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

     The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature an extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems, equipment and operations systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition, or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds current estimates, the Year 2000 issue could have a material adverse impact on the business, financial condition or results of operations of the Company.

     The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance, however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business financial condition or results of operation.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits listed on the accompanying Exhibit Index are filed as part hereof and are incorporated by reference.

         (b)  Reports on Form 8-K
              The registrant filed a report on Form 8-K on January 13, 1998, concerning the acquisition of all outstanding Capital stock of Group-IPEX, Inc. ("IPEX") pursuant to certain Stock Purchase Agreement dated December 20, 1997 by and among the Registrant, IPRX, and Lalit M. Kapoor and Satindra Kapoor.



                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    HALL, KINION & ASSOCIATES, INC.

Date:   August 4, 1998
        --------------



                                    BY:     /S/ MARTIN A. KROPELNICKI
                                    ---------------------------------
                                       MARTIN A. KROPELNICKI
                                       VICE PRESIDENT, FINANCE AND
                                       CHIEF FINANCIAL OFFICER
                                       (DULY AUTHORIZED OFFICER AND PRINCIPAL
                                        FINANCIAL OFFICER)




                        HALL, KINION & ASSOCIATES, INC.

                                   FORM 10-Q

                                 EXHIBIT INDEX



 Exhibit
 Number     Exhibit Description                                      Page
 ------     -------------------                                      ----
21.1        List of Subsidiaries..................................... 16

27.1        Financial Data Schedule.................................. 17