Form 10-Q
period 1998-09-27
HALL KINION & ASSOCIATES INC
filed 1998-11-04
CIK 1009657

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               _______________

                                  FORM 10-Q
                               _______________


    (Mark One)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998
                                  OR

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 19, 1998:

      9,506,037 shares of common stock.

================================================================================

                       HALL, KINION & ASSOCIATES, INC.
                                  FORM 10-Q


                                    INDEX




                                                                                                                       PAGE
                                                                                                                       ----
PART I.         FINANCIAL INFORMATION........................................................................             3

Item 1.         Financial Statements.........................................................................             3

                Condensed Consolidated Balance Sheets at September 27, 1998 and
                December 28, 1997............................................................................             3

                Condensed Consolidated Statements of Income for the three and nine months
                Ended September 27, 1998 and September 28, 1997..............................................             4

                Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 27, 1998 and September 28, 1997....................................................             5

                Notes to Condensed Consolidated Financial Statements.........................................             6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations...................................................................................             7

PART II.        OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds....................................................            13

Item 4.         Submission of Matters to a Vote of Security Holders..........................................            13

Item 5.         Shareholder Proposals........................................................................            14

Item 6.         Exhibits and Reports on Form 8-K.............................................................            14

SIGNATURES      .............................................................................................            15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        HALL, KINION & ASSOCIATES, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                               ASSETS

                                                                                           SEPTEMBER 27,     DECEMBER 28,
                                                                                               1998             1997
                                                                                          ---------------  ---------------
                                                                                            (UNAUDITED)
Current Assets:

  Cash and equivalents.................................................                       $ 4,133         $ 4,310
  Investments..........................................................                         2,347           9,120
  Accounts receivable, net of allowance for doubtful accounts of
    $652 at September 27, 1998 and $344 at December 28, 1997...........                        17,510          12,774
  Prepaid expenses and other current assets............................                           578             326
  Prepaid income taxes.................................................                             -             407
  Deferred income taxes................................................                        1, 948             612
                                                                                              -------         -------

      Total current assets.............................................                        26,516          27,549
Property and equipment, net............................................                         5,233           5,404
Goodwill, net..........................................................                        17,278           9,016
Other assets...........................................................                           347             471
                                                                                              -------         -------
      Total assets.....................................................                       $49,374         $42,440
                                                                                              =======         =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit......................................................                       $     -         $ 1,250
   Accounts payable....................................................                         2,521           1,835
   Accrued salaries, commissions, and related payroll taxes............                         4,267           2,794
   Accrued liabilities.................................................                         2,350           1,280
   Income taxes payable................................................                         1,526               -
   Current portion of long-term debt...................................                             8           1,000
                                                                                              -------         -------

      Total current liabilities..............................................                        10,672           8,159
Long-term obligations..................................................                         1,180           2,549
Deferred income taxes..................................................                         1,117             202
                                                                                              -------         -------

      Total liabilities......................................................                        12,969          10,910
                                                                                              -------         -------
Stockholders' Equity:
   Common stock, (par value $0.001 per share; 100,000,000 shares authorized; outstanding:  9,491,000 shares at September 27,
     1998 and 9,025,000 shares at December 28, 1997)...................                        34,115          32,312
   Stockholder note receivable.........................................                             -             (6)
   Accumulated translation adjustment..................................                             5               2
   Retained earnings (deficit).........................................                         2,285           (778)
                                                                                              -------         -------

   Total stockholders' equity..........................................                        36,405          31,530
                                                                                              -------         -------

   Total liabilities and stockholders' equity..........................                       $49,374         $42,440
                                                                                              =======         =======



           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   ------------------               -----------------
                                              SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER  28,
                                              -------------   -------------   -------------   --------------
                                                  1998             1997            1998            1997
                                                  ----             ----            ----            ----
Net Revenues:

     Contract services..................        $29,573           $21,357         $76,575         $58,779
     Permanent placement................          4,492             3,251          12,874           8,520
                                                -------           -------         -------         -------

Total net revenues......................         34,065            24,608          89,449          67,299
Cost of contract services...............         19,343            14,487          49,799          40,420
                                                -------           -------         -------         -------

Gross profit............................         14,722            10,121          39,650          26,879
Operating expenses......................         12,632             8,615          34,252          24,211
                                                -------           -------         -------         -------

Income from operations..................          2,090             1,506           5,398           2,668
Other expense, net......................              9                17              24             214
                                                -------           -------         -------         -------

Income before income taxes..............          2,081             1,489           5,374           2,454
Income taxes............................            895               596           2,311           1,006
                                                -------           -------         -------         -------

Net income..............................        $ 1,186           $   893         $ 3,063         $ 1,448
                                                =======           =======         =======         =======

Net income per share:
  Basic.................................        $  0.13           $  0.11         $  0.33         $  0.21
  Diluted...............................        $  0.12           $  0.09         $  0.29         $  0.15

Shares used in per share computation:
  Basic.................................      9,481,000         7,910,000       9,411,000       6,832,000
  Diluted...............................     10,057,000        10,120,000      10,399,000       9,725,000

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                        SEPTEMBER 27, 1998   SEPTEMBER 28, 1997
                                                                                        ------------------   ------------------
                                                                                                       (UNAUDITED)
Cash flows from operating activities:
 Net income....................................................................                $3,063              $1,448
  Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
      Depreciation and amortization............................................                 1,421                 933
      Deferred income taxes....................................................                  (571)               (272)
      Interest on stockholder notes receivable.................................                     -                (202)
      Other....................................................................                    17                   -
      Changes in assets and liabilities:
         Accounts receivable...................................................                (3,378)             (4,630)
         Prepaid expense and other assets......................................                   (42)               (242)
         Prepaid income taxes..................................................                   407                 641
         Accounts payable and accrued expenses.................................                 1,364               1,530
         Income taxes payable..................................................                 1,477                   -
                                                                                              -------             -------
             Net cash provided by (used for) operating activities..............                 3,758                (794)
                                                                                              -------             -------

 Cash flows from investing activities:
  Purchase of property and equipment...........................................                  (696)             (1,328)
  Investments..................................................................                 6,861              (3,953)
  Cash paid for business  acquisitions.........................................                (6,388)                  -
                                                                                              -------             -------
             Net cash used for investing activities............................                  (223)             (5,281)
                                                                                              -------             -------

 Cash flows from financing activities:
  Cash overdraft, net..........................................................                     -                (824)
  Line of credit, net..........................................................                (1,451)               (418)
  Notes payable repayments.....................................................                (2,744)             (4,244)
  Proceeds from sale of common stock...........................................                     -              21,482
  Proceeds from exercise of options............................................                   477                 308
  Proceeds from repayment of stockholder note receivable.......................                     6                   -
                                                                                              -------             -------
             Net cash provided by (used for) financing activities..............                (3,712)             16,304
                                                                                              -------             -------
 Net increase (decrease) in cash and equivalents...............................                  (177)             10,229
 Cash and equivalents, beginning of period.....................................                 4,310                  56
                                                                                              -------             -------
 Cash and equivalents, end of period...........................................                $4,133             $10,285
                                                                                              =======             =======

 Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes..............................................................               $     -             $   637
     Interest..................................................................               $   187             $   507
  Noncash investing and financing activities -
     Issuance of stock for acquisition of IPEX.................................               $   914             $     -

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

       The interim results for the three and nine months ended September 27, 1998 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K dated December 28, 1997.

       The unaudited interim financial information as of September 27, 1998 and for the three and nine months ended September 27, 1998, and September 28, 1997, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) as necessary for a fair presentation of information. Operating results for the three months and nine months ended September 28, 1998 are not indicative of the results that may be expected for the year ending December 27, 1998.

    2. COMPREHENSIVE INCOME. In January 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the nine months ended September 27, 1998 and September 28, 1997, the change in net assets from nonowner sources was $3,000 and $12,000, respectively, for the change in the accumulated translation adjustment, and comprehensive income for the nine months ended September 27, 1998 and September 28, 1997 was $3,066,000 and $1,460,000, respectively.

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

     For the three and nine months ended September 27, 1998, the Contract Services Division represented 87% and 86% of the Company's net revenues respectively compared to 87% for the three and nine months ended September 28, 1997, respectively. For the three and nine months ended September 27, 1998 the Permanent Placement Division represented 13% and 14% of the Company's net revenues, respectively, compared to 13% for the same periods in 1997, respectively.

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

     The Company has experienced growth by the addition of sales and recruiting employees, developing new Practice Groups, acquisitions and entering into new regional markets. As of September 28, 1997, the Company had 375 employees and 45 Practice Groups in 13 domestic markets and in London, England. As of September 27, 1998, the Company had 530 employees and 78 Practice Groups in 13 domestic markets and London, England. For the nine months ended September 27, 1998, net revenues increased to $89.4 million, or 33%, from $67.3 million for the nine months ended September 28, 1997. Overall headcount for the comparable period increased by 41%. Although contributing to the increase in net revenues, the addition of new Practice Groups has resulted in substantial increases in operating expenses, primarily due to increased headcount. These expenses are incurred in advance of any recognized revenue and there is often a delay before the Company's new personnel and sales employees reach full productivity.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

     Contract Services revenues were $29.6 million and $21.4 million for the three months ended September 27, 1998 and September 28, 1997, respectively, increasing by 38% during the three months ended September 27, 1998 compared to the same period in 1997. Contract Services revenues were $76.6 million and $58.8 million for the nine months ended September 27, 1998 and September 28, 1997, respectively, increasing by 30% during the nine months ended September 28, 1998 compared to the same period in 1997. Permanent placement revenues were $4.5 million and $3.3 million for the three months ended September 27, 1998 and September 28, 1997, respectively, increasing by 36% during the three months ended September 27, 1998 compared to the same period in 1997. Permanent placement revenues were $12.9 million and $8.5 million for the nine months ended September 27, 1998 and September 28, 1997, respectively, increasing by 52% during the nine months ended September 27, 1998 compared to the same period in 1997. Overall revenue increases were due to the addition of new practice groups and to a lesser extent increased bill rates. The increase in revenues was partially offset due to the delay of new employees reaching full productivity.

GROSS PROFIT

     Gross profit dollars from the Company's Contract Services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from the Company's Permanent Placement Services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit dollars for the Company's Contract Services were $10.2 million and $26.8 million for the three and nine months ended September 27 , 1998, respectively, compared to $6.9 million and $18.4 million for the comparable periods in 1997, increasing by 48% and 46% for the three and nine months ended September 27, 1998, respectively. The Company believes this increase was due to increased demand for the Company's services and to a lesser extent increased bill rates. Gross profit for the Company's Permanent Placement Division was $4.5 million and $12.9 million for the three and nine months ended September 27, 1998, respectively, compared to $3.3 million and $8.5 million for the comparable periods in 1997, increasing by 36% and 52% for the three and nine months ended September 27, 1998, respectively. This increase was primarily due to an increase in demand for the Company's Permanent Placement services.

OPERATING EXPENSES

     Operating expenses were $12.6 million and $34.3 million for the three and nine months ended September 27, 1998, compared to $8.6 million and $24.2 million, for the three and nine months ended September 28, 1997, respectively. Operating expenses as a percentage of net revenues were 37% and 38% for the three and nine months ended September 27, 1988, compared to 35% and 36%, respectively, for the same periods in 1997. Operating expenses consist primarily of staff compensation, training, occupancy, telephone, advertising and public company costs, most of which generally follow changes in revenue. This increase was primarily due to increased headcount and training costs for existing Practice Groups.

OTHER INCOME (EXPENSE), NET

     Interest income for the three months ended September 27, 1998 and September 28, 1997 was $35,000 and $135,000 respectively, while interest expense for the three months ended September 27, 1998 and September 28, 1997 was $29,000 and $142,000 respectively. Interest income for the nine months ended September 27, 1998 and September 28, 1997 was $197,000 and $308,000 respectively, while interest expense for the nine months ended September 27, 1998 and September 28, 1997 was $222,000 and $488,000, respectively. The changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amounts to expense of $16,000 and income of $1,000 for the three and nine months ended September 27, 1998 and expense of $10,000 and $34,000 for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The change in the Company's liquidity during the nine months ended September 27, 1998 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding liabilities. For the nine months ended September 27, 1998, the Company generated $3.8 million from operations, used $223,000 for investing activities and used $3.7 million for financing activities. The changes were primarily attributed to net income, acquisitions, repayment of the line of credit, and the repayment of certain notes payable.

     The Company's working capital at September 27, 1998 included $4.1 million in cash and equivalents. The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $15.0 million. There were no amounts outstanding under the line of credit facility at September 27, 1998. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the fixed payments and other obligations for the next year. As of September 27, 1998, the Company had no material capital commitments.

     In August 1998, the Company acquired TKO Personnel, Inc., for $913,000, consisting of a cash payment of $228,000 and assumed net liabilities of $685,000. TKO Personnel, Inc. based in San Jose, California, is an international permanent placement recruiting organization for IT research and development professionals focusing on recruiting primarily from Japan, but also from China and Korea.

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

YEAR 2000 ISSUES

     The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated costs of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds the current estimates, the Year 2000 issue could have a material effect on the Company's business financial condition or results of operations of the Company.

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

RISKS INHERENT IN ADDITION OF PRACTICE GROUPS AND EXPANSION INTO NEW MARKETS

     The Company's growth depends on its ability to successfully expand existing Practice Groups, add additional practice Groups within its existing regional markets and enter new regional markets. This expansion is dependent on a number of factors, including the Company's ability to: attract, hire, integrate and retain qualified revenue generating employees; develop, recruit and maintain a base of qualified IT professionals within a regional market; accurately assess the demand of a new market; and initiate, develop and sustain corporate client relationships in each new regional market. There can be no assurance that the addition of Practice Groups and entrance into new regional markets will occur on a timely basis or achieve anticipated financial results. For example, in April 1998 the Company consolidated its Orlando and Tampa offices because revenue in these offices was lower than management's expectations. The addition of new Practice Groups and entrance into new regional markets typically results in increased operating expenses, primarily due to increased headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's new recruiting personnel and sales employees can reach full productivity. If the Company is unable to add Practice Groups or enter new regional markets in a cost-effective manner or if those Practice Groups and regional markets do not achieve anticipated financial results, the Company's business, operating results and financial condition could be materially adversely affected.

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

CONCENTRATION OF OWNERSHIP BY PRINCIPAL STOCKHOLDERS

     The Company's principal stockholders, Brenda C. Hall and Todd Kinion beneficially owned approximately 34% of the Company's outstanding shares of Common Stock at September 27, 1998. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring a stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

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

EFFECT OF CERTAIN CHARTER PROVISION; ANTI-TAKEOVER EFFECTS OR CERTIFICATE OF INCORPORATION, BYLAWS, DELAWARE LAW

The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contains provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual meeting of stockholders, that only the Board of Directors may call special meeting of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of September 27, 1998, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the right of any Preferred Stock that may be issued in the future.

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

     The Company also intends to determine the extent to which the Company may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance, however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the registration statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-28365), was August 4, 1997 (the "IPO Registration Statement"). The class of securities registered was Common Stock. The offering commenced on August 5, 1997. The managing underwriters for the offering were Montgomery Securities, Robert W. Baird & Co. Incorporated and the Robinson-Humphrey Company, Inc.

     Pursuant to the IPO Registration Statement, the Company sold 1,666,667 shares of its Common Stock for an aggregate offering price of $25.0 million. Also pursuant to the Registration Statement, certain selling stockholders sold 1,225,883 shares of Common Stock of the Company for an aggregate offering price of $18.4 million.

     The Company incurred expenses of approximately $3.5 million, of which approximately $1.75 million represented underwriting discounts and commissions and approximately $1.75 million represented other expenses related to the offering. The net offering proceeds to the Company and the selling stockholders after total expenses was $21.5 million and $11.8 million, respectively.

     The Company used approximately $8.3 million of the net proceeds to repay short-term an long-term indebtedness and approximately $1.5 million for general working capital purposes. In addition, the Company used approximately $6.2 million in connection with the acquisition of Group-IPEX, Inc. in January 1998. The remaining net proceeds have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  SHAREHOLDER PROPOSALS

     Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 15, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended , if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 9, 1999, then management proxies would be allowed to use their discretionary voting authority to vote discussion of the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held in May of 1999.

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


Date:   November 4, 1998
        ----------------



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

                        HALL, KINION & ASSOCIATES, INC.


                                   FORM 10-Q

                                 EXHIBIT INDEX


Exhibit
Number  Exhibit Description                                                Page
------  -------------------                                                ----
21.1    List of Subsidiaries............................................    16

27.1    Financial Data Schedule.........................................    17