Form 10-K405
period 1998-12-27
HALL KINION & ASSOCIATES INC
filed 1999-03-22
CIK 1009657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended December 27, 1998

                                      OR

  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-22869

                               ----------------

                        HALL, KINION & ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                 77-0337705

  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

              185 Berry Street, China Basin Landing, Suite 6440,
                            San Francisco, CA 94107
                   (Address of principal executive offices)

                                (415) 974-1300
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock $0.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 1, 1999, there were outstanding 9,566,606 shares of the Registrant's Common Stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on the Nasdaq Stock Market (National Market System) on March 1, 1999, was approximately $68,760,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held on May 14, 1999 are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Forward Looking Statements

   The discussion in this Report contains forward looking statements that involve risks and uncertainties. The statements contained in this release that are not purely historical are forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward-looking statements included in this release are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from those indicated by the forward-looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, the rate of hiring and productivity of revenue generating personnel; the availability of qualified IT professionals; changes in the relative mix between contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of Practice Groups; the structure and timing of acquisitions; changes in demand for IT professionals; general economic factors; and other factors discussed under the caption "Risk Factors," elsewhere in this Report, and in the Company's Securities and Exchange Commission Filings.

The Company

   Hall, Kinion & Associates, Inc. (the "Company" or "Hall Kinion") is a leading provider of high-end information technology ("IT") professionals on a contract and permanent basis, with more than 25 offices in 15 domestic markets and London, England to serve the technology services industry. To meet the specialized needs of its clients, the Company provides its services through distinct technology practice groups ("Practice Groups") organized around specific technologies (such as Windows, Unix or CAD) frequently used by its clients. The Company is organized into two divisions: Contract Services and Permanent Placement. The Contract Services division ("Contract Services") provides supplemental IT professionals to research and development ("R&D") departments of high technology companies and to information systems ("IS") departments of corporate clients. In 1998, 1997 and 1996, Contract Services represented 85.5%, 86.5% and 83.6% of the Company's net revenues, respectively. The Permanent Placement division ("Permanent Placement") places IT professionals in permanent positions with high-technology companies and other corporate clients. In 1998, 1997 and 1996, Permanent Placement represented 14.5%, 13.5% and 16.4% of the Company's net revenues, respectively. The Company's customers include an extensive group of global high technology companies, including Inprise, Cisco Systems, IBM, Microsoft, Motorola, Oracle and numerous emerging growth companies, such as The Gap, Magellan Communications, Inc., Net Frame Systems, Exodus Communications, Inc., Resumix and Remedy Corporation. No single client represented more than 5% of the Company's net revenues in 1998, 1997 or 1996.

   The high-technology industry continues to experience substantial growth and rapid rates of innovation. These trends, combined with intense competition, have placed pressure on high technology companies to shorten product life cycles and the time-to-market of new products. The development of next generation products, however, often requires significant and highly specialized technical talent, which may not be available internally. Furthermore, as new technologies and systems are introduced, businesses, which rely on them for mission-critical functions, must implement these systems within their already complex computing environments. Consequently, IS departments are faced with the challenge of finding qualified IT professionals to design, develop, deploy and maintain their systems. To address these demands for contract and permanent IT professionals, both the R&D departments of high technology companies and the IS departments of large corporations are turning to IT professional service companies to augment their existing operations.

   The Company's objective is to provide efficient and high quality contract and permanent IT professionals to R&D departments of high technology clients and IS departments of corporate clients and to become the "agent of choice" for IT professionals. To achieve this objective, the Company: (i) focuses on technology-driven clients that typically require IT professionals with more highly specialized skill sets than traditional supplemental IT personnel; (ii) provides specialized IT services through distinct Practice Groups that are focused on specific technologies and that operate relatively autonomously with their own sales forces and recruiting personnel; (iii) pursues cross-selling opportunities between permanent placement and contract services; (iv) seeks to attract and retain qualified IT professionals; and (v) provides strong corporate support to its 16 regional markets (including London, England).

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

   The following table illustrates the Practice Groups currently located in each of the Company's existing regional markets. Although the Company does not expect to add every Practice Group to each regional market, the Company believes that there are opportunities to add Practice Groups in each regional market, particularly those that have been recently entered.

                      PRACTICE GROUPS BY REGIONAL MARKET

                                                                                    Permanent
               Contract                                                 Tech.       Placement
               Services: Windows Unix QA  CAD Writers Internet Net IS  Support IPEX Services
---------------------------------------------------------------------------------------------
Silicon
Valley             *         .     .    .   .     .              .         .     .       .
---------------------------------------------------------------------------------------------
Seattle            *         .                    .              .                       .
---------------------------------------------------------------------------------------------
Portland                     .              .                    .                       .
---------------------------------------------------------------------------------------------
Phoenix                      .              .                    .                       .
---------------------------------------------------------------------------------------------
Salt Lake
City                         .                                       .                   .
---------------------------------------------------------------------------------------------
Denver                       .     .        .                    .   .                   .
---------------------------------------------------------------------------------------------
Austin             *         .              .                    .                       .
---------------------------------------------------------------------------------------------
Houston                                     .                        .                   .
---------------------------------------------------------------------------------------------
Chicago            *         .     .        .                    .   .                   .
---------------------------------------------------------------------------------------------
Boston                       .                                                           .
---------------------------------------------------------------------------------------------
San Francisco                .     .                                                     .
---------------------------------------------------------------------------------------------
Raleigh                                                              .                   .
---------------------------------------------------------------------------------------------
New York
City                         .     .                      .          .                   .
---------------------------------------------------------------------------------------------
Tampa                                                                .                   .
---------------------------------------------------------------------------------------------
Connecticut                  .     .    .                 .      .   .                   .
---------------------------------------------------------------------------------------------
London                                                                                   .

 .   Practice Groups
*   Multiple Office locations

Strategy

   In late 1994, the Company implemented a growth strategy intended to create a network of offices in regional markets; each comprised of multiple Practice Groups. Key elements of this growth strategy are to:

   Hire additional revenue-generating employees for existing Practice
Groups. The Company believes that there is a potential for revenue growth from the addition of technical recruiting agents (TRAs) and Account

Managers in existing Practice Groups. The addition of these employees represents increased opportunities to generate revenues by servicing a greater number of current and prospective clients and IT professionals. The Company increased the number of revenue-generating employees from 273 employees in 1996 to 348 employees in 1997 and 397 employees in 1998. In large part, this internal expansion has been implemented according to a growth model based on the Company's experience expanding in regional markets with substantially similar characteristics. By using its growth model, the decisions to make additional investments such as increasing headcount, advertising expense and the number and type of Practice Groups, is determined based on objective performance criteria. The Company believes that its growth model provides its managers an effective tool for executing and monitoring an expansion strategy and schedule.

   Add Practice Groups to existing regional markets. The Company has 11 different types of Practice Groups and nine of the Company's 16 regional markets (including London) have more than four types of Practice Groups. The Company also has 6 markets with multiple office locations. The Company believes that there is a substantial opportunity to increase the number of Practice Groups within its existing regional markets and the potential to expand into new markets. Historically, the Company has entered a new market with the Permanent Placement Division and then added additional Practice Groups in that market to leverage that office's reputation and relationships and to take advantage of cross-selling opportunities. The Company intends to implement a focused expansion of its Practice Groups in existing regional markets in order to meet the needs of new and existing clients.

   Open additional locations in new regional technology markets. A key element of the Company's growth strategy is to continue to enter new regional markets with a concentration of high technology companies. The Company currently has Practice Groups in 15 domestic markets, including Silicon Valley, Seattle, the Research Triangle, certain other technology service markets and London.

   Acquire complementary businesses. The Company intends to explore the potential acquisition of businesses that would provide it with: (i) new technology practices; (ii) strategically complementary businesses; (iii) new geographical presences; (iv) international recruiting capabilities; or (v) executive retainer search businesses. For example, as a result of the recently completed acquisition of certain assets of ITC and Huntington, the Company has not only established a new geographic presence in Connecticut, but also has taken advantage of a strategically complementary business that consists of both of contract services and permanent placement services and has acquired executive retainer search capabilities as well.

Hall Kinion Services

 Contract Services

   The Company's Contract Services Division provides supplemental IT professionals to high technology companies and to information systems departments of its corporate clients. In a typical R&D contract, an IT professional is contracted to a high technology client, usually in connection with a specific application or project. In a typical IS contract, an IT professional is contracted to an IS department for the implementation and maintenance of corporate computer systems. The Company's IT professionals usually work on assignments with a maturity of approximately three to nine months, with all work billed on an hourly basis and performed at the direction of the client.

   The Company has organized its Contract Services Division into eight types of Practice Groups focused on those technologies widely used by its high technology clients in the development of their products (Windows, Unix, QA, CAD, NET, IS, Internet and Writers.) In addition, through its Technology Support Practice Group, the Company offers its high technology clients access to IT professionals providing administrative support, data entry, help desk and customer support. The Company expects this Practice Group to represent a declining percentage of the Company's net revenues as the Company focuses on more specialized, higher margin Practice Groups.

 Permanent Placement Services

   The Company provides IT professionals for permanent placement with its high technology companies and other corporate clients. The Company currently delivers such services in all of the Company's regional markets. The Company recognizes revenue when the IT professional commences employment. The Company typically guarantees this placement for a period of 90 days. This placement fee is usually structured as a percentage of the IT professional's first-year annual compensation. The Permanent Placement Division not only offers its service to R&D departments of high technology firms, but also to the IS departments of its corporate clients. The Permanent Placement Division plans to expand its retainer search business as well as other segments of the technology services industry.

 Group-IPEX

   Group-IPEX focuses on recruiting international IT research and development professionals to work on short term R&D contracts at leading technology vendors. In a typical R&D contract, international IT research and development professionals are brokered to companies similar to Hall Kinion who then contract them out to high technology clients. The majority of the work is billed on an hourly basis and performed at the direction of the client.

 Interactive Acquisition Corporation

   Interactive Acquisition Corporation, a wholly owned subsidiary of the Company, acquired substantially all of the assets of ITC, a provider of specialized IT professionals on a contract basis, and continues to provide contract professionals for leading technology customers such as Hyperion Solutions, IBM, Pitney Bowes, and GE Capital I.T.S. as it has since 1996. The Company's IT professionals work on an hourly basis and perform work at the direction of the client.

 Huntington Acquisition Corporation

   Huntington Acquisition Corporation, a wholly owned subsidiary of the Company, doing business as the Huntington Group, provides professionals for permanent placement with its corporate clients. This company purchased substantially all of the assets of Huntington and primarily conducts executive searches on a retainer basis at a national level. Since its founding in 1990, Huntington has placed more than 800 executives and professionals with leading technology companies such as, Hyperion Solutions, the Gartner Group, and Andersen Consulting. The retainer fee is structured such that a portion is paid at the start of the search, then a portion when the candidate is found, and a final payment when the candidate starts working.

 TKO Personnel, Inc.

   TKO Personnel, Inc. ("TKO") is an international permanent placement provider for IT professionals. TKO primarily focuses on international recruiting from Japan, but also from China and Korea. TKO places professionals at corporate clients both in the United States as well as in foreign countries.

Hall Kinion's Operating and Sales Approach

 Contract Services Division

  Technical Recruiting Agents

   TRAs are responsible for recruiting and assessing the Company's IT professionals, understanding their preferences and capabilities and monitoring their availability, progress and job satisfaction. The Company's goal is for its TRAs to build long-term relationships with IT professionals in their particular fields of specialization. Each experienced TRA is responsible for up to approximately 30 IT professionals under contract at any time and monitors the job status and availability of additional IT professionals. TRAs operate only within a particular division or Practice Group and are required to attend Company training programs and to keep current on the latest technologies within their particular specialization. As of December 27, 1998, the Company employed 95 TRAs located throughout its regional markets.

  Account Managers

   Account Managers are responsible for relationships with the Company's clients. The Company's Account Managers form exclusive relationships with the Company's clients, rather than operate within a particular technical specialization. The Company believes that enabling Account Managers to develop relationships in different departments of clients and at different levels leads to quicker, more accurate placements as well as increased revenue for the Company. As of December 27, 1998, the Company employed approximately 114 Account Managers throughout its regional markets.

  IT Professionals

   A major challenge facing IT services companies is the identification and retention of highly qualified software engineers, computer programmers, technical writers and designers. The Company believes that it has developed a reputation among IT professionals for efficient and high quality placements by: (i) focusing on an IT professional's particular field of technical specialization; (ii) identifying and delivering high quality assignments involving leading-edge technologies; and (iii) providing access for IT professionals to cash compensation levels comparable to or higher than that of similarly skilled, full-time employees. The Company's goal is to become the "agent of choice" for IT professionals and is developing programs such as the Star Campaign to increase the retention of IT professionals. The Star Campaign is designed to enable the Company to attract and retain the highest quality IT professionals available by providing these selected professionals with, among other things, advance notice of state-of-the-art assignments and perquisites, including participation in the Company's 401(k) plan, access to medical and dental benefits and inclusion in the Company's stock options plan for IT Professionals.

 Permanent Placement Division

  Recruiters

   Recruiters are primarily responsible for establishing relationships with clients needing permanent IT professional services and matching the needs of the Company's clients with the preferences and skills of the Company's permanent placement job candidates. Recruiters frequently engage in other activities to enhance their knowledge of the IT industry and issues that are relevant to clients. Many Recruiters are members of industry trade organizations and participate with clients in Company-sponsored seminars. In addition, from time to time Recruiters will bring clients together to discuss mutual technical issues or challenges. The Company believes these types of activities strengthen client relationships and help to build alliances or partnerships. The Company employed a total of approximately 188 Recruiters as of December 27, 1998.

   Recruiters are paid primarily on a commission basis. The Company's compensation for Recruiters encourages communication and cooperation among Recruiters by sharing compensation among Recruiters involved in an individual placement. The Company establishes performance standards based on revenue generation and other factors, such as the number of sales calls completed by Recruiters.

Corporate Support Services

   In support of its Practice Groups, the Company provides centralized training, information systems, financial and accounting services. Managers from the corporate office regularly visit each regional market, monitor results of each Practice Group and oversee the addition of new employees. Performance is measured at the service level and not at the office or regional market level. The Company believes that this management structure fosters synergy among divisions and Practice Groups, as well as cooperation and cross-referrals from regional market to regional market.

   In addition to administrative support functions, the Company makes substantial annual investments in training for its Vice Presidents, Directors, TRAs, Account Managers and Recruiters. The Company provides management and sales training throughout the year at its corporate headquarters in San Francisco, California and at its training facility in Park City, Utah.

   The Company has developed a business growth model and related best practices training program. Developed from in-house historical data, the model consists of a set of detailed guidelines for use by the Company's divisions and Practice Groups to expand within the Company's regional markets. By using the growth model, decisions to make additional investments, such as increasing headcount, advertising expense and the number of Practice Groups, are determined based on objective performance criteria. The Company believes that the growth model provides its managers with an effective tool for executing and monitoring an expansion strategy and schedule. The growth model was also used for all new Practice Groups added during the last three years.

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

Employees

   As of December 27, 1998, approximately 1,159 IT professionals placed by the Company were providing contract services to the Company's clients. The Company's corporate staff at December 27, 1998, consisted of 471 full-time employees, of whom 95 are TRAs, 114 are Account Managers, 188 are Recruiters, and 74 serve in various administrative and accounting capabilities. The Company is not a party to any collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

                                 RISK FACTORS

   The discussion of this Report contains forward looking statements that involve risks and uncertainties. The statements contained in this release that are not purely historical are forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statement regarding the Company's "expectations," "beliefs," "hopes," "intentions" or "strategies," or the like, regarding the future. All forward looking statements included in this released are based upon information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward looking statement. Actual results could differ materially from those indicated by the forward looking statements made herein or presented elsewhere by the Company's management from time to time. Factors that could cause or contribute to such differences include, but are not limited to, the rate of hiring and productivity of revenue generating personnel; the availability of qualified IT professionals; changes in the relative mix between contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of Practice Groups; the structure and timing of acquisitions; changes in the demand for IT professionals; general economic factors; and other factors discussed under the caption "Risk Factors," elsewhere in this Report, and in the Company's Securities and Exchange Commission Filings.

Ability to Attract and Retain Qualified IT Professionals

   The Company's success depends on its ability to attract and retain qualified IT professionals with the technical skills and experience necessary to meet its clients' requirements for technical personnel. Competition for individuals with proven technical skills particularly in the Windows, Unix, CAD and other technology environments for which the Company provides services, is intense, and the Company expects that competition for IT professionals will increase in the future. Furthermore, IT professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with the Company at any time. The Company competes for such individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants and temporary personnel agencies. Many of the IT professionals who work with the Company also work with the Company's competitors, and there can be no assurance that IT professionals currently working on projects for the Company will not choose to work for competitors on future assignments. There also can be no assurance that the Company will be able to attract and retain qualified IT professionals in sufficient numbers in the future. The Company's net revenues in any period are related, among other factors, to the number of IT professionals it has on staff and engaged on assignments. If the Company were unable to hire or retain such personnel, the Company's business, operating results and financial condition would be materially adversely affected.

Risks Inherent in Addition of Practice Groups and Expansion Into New Markets

   The Company's growth depends on its ability to successfully expand existing Practice Groups, add additional Practice Groups within its existing regional markets and enter new regional markets. This expansion is dependent on a number of factors, including the Company's ability to: attract, hire, integrate and retain qualified revenue generating employees; develop, recruit and maintain a base of qualified IT professionals within a regional market; accurately assess the demand of a new market; and initiate, develop and sustain corporate client relationships in each new regional market. There can be no assurance that the addition of Practice Groups and entrance into new regional markets will occur on a timely basis or achieve anticipated financial results. For example, in 1998 the Company closed the Orlando IS Practice Group because its revenue growth was lower than management's expectations. The addition of new Practice Groups and entrance into new regional markets typically results in increases in operating expenses, primarily due to increased headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before the Company's new recruiting personnel and sales employees reach full productivity. If the Company is unable to add Practice Groups or enter new regional markets in a cost-effective manner or if those Practice Groups and regional markets do not achieve anticipated financial results, the Company's business, operating results and financial condition could be materially adversely affected.

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

Dependence on Key Personnel

   The Company's future business and operating results depend in significant part upon the continued contributions of its key employees and senior management personnel, many of whom would be difficult to replace. The loss or temporary absence of any of the Company's senior management, significant revenue generating employees, other key personnel and, in particular, Brenda
C. Rhodes, its Chief Executive Officer and Paul H. Bartlett, its President, or the inability to attract and retain key employees or management personnel in the future, could have a material adverse effect of the Company's business, operating results and financial condition.

Management of Growth

   The Company has recently experienced a period of rapid growth that has placed and will continue to place significant demands upon its management and other resources. The Company's net revenues increased 83.6% from $50.6 million in 1996 to $92.8 million in 1997, and 33.7% to $124.1 million in 1998 while headcount increased from 425 employees in 1997 to 471 employees in 1998. The Company's ability to effectively manage future growth will require the Company to expand its operational, financial and other internal systems. Implementing a new or expanded financial and management information system can be time-consuming and expensive and require significant management resources. There can be no assurance that the Company's current personnel, systems, procedures and controls will be adequate to support the Company's future operations or that any new system can be implemented effectively. Any failure to manage its growth effectively could have a material adverse effect on the Company's business, operating results and financial condition.

Risks of Acquisition

   A component of the Company's growth strategy is the acquisition of complementary businesses. The successful implementation of this strategy is dependent upon the Company's ability to identify suitable acquisition candidates, obtain requisite financing, acquire such companies on suitable terms and integrate their operations successfully with those of the Company. There can be no assurance that the Company will be able to identify suitable acquisition candidates or that the Company will be able to acquire such candidates on favorable terms. Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects on the Company's reported operating results from increases in goodwill amortization and interest expense, the diversion of management's attention and the subsequent integration of acquired businesses.

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

   For example, in 1998 the Company acquired four companies: Group-IPEX, TKO, Huntington and ITC, each of which is located and conducts business in multiple states. All of these companies are operating as independent subsidiaries. The integration of these companies, their clients, IT professionals, and employees has required a significant amount of management's time and attention, and has resulted in significant integration-related expenses, including expenses associated with training their employees and contractors.

Industry and Geographic Concentration

   The Company's business is dependent on the trends prevalent in, and the continued growth and rate of change of, the high technology industry. In 1997 and 1998, substantially all of the Company's net revenues were derived by providing services to clients in the high technology industry. In addition, approximately 47% and 43% of the Company's net revenues in 1997 and 1998, respectively, were derived from services provided to clients in Silicon Valley. Substantial deterioration in general economic conditions in Silicon Valley or in the high technology industry as a whole would materially and adversely affect the Company's business, financial condition and operating results.

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

Governmental Regulation of Immigration

   Certain of the Company's IT professionals are foreign nationals working in the United States under H-1B permits. Accordingly, both the Company and these foreign nationals must comply with the United States immigration laws. The inability of the Company to obtain H-1B permits for certain of its employees in sufficient quantities or at a sufficient rate could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of legal and illegal immigration into the U.S. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. For example, in 1998 the maximum number of permitted H-1B permits available for 1998 were issued during the third quarter of 1998, resulting in an inability to obtain additional permits for these applicants for the balance of the year. Any changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to obtain foreign employees could require the Company to incur additional unexpected labor costs and expense. Further, any such restrictions or limitations on hiring practices could have a material adverse effect on business, operating results and financial condition.

Concentration of Ownership by Principal Stockholders

   The Company's principal stockholders, Brenda C. Rhodes and Todd J. Kinion beneficially owned approximately 34% of the Company's outstanding shares of Common Stock at December 27, 1998. As a result, these stockholders as a group will be able to exercise substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

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

Effect of Certain Charter Provisions; Anti-Takeover Effects or Certificate Incorporation, Bylaws, Delaware Law

   The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual meeting of stockholders, that only the Board of Directors may call special meetings of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of December 27, 1998, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the right of any Preferred Stock that may be issued in the future. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of the Company.

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

   The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require to Company to modify, upgrade or replace some of its internal financial and operational systems, equipment and operation systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition, or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary exceeds current estimates, the Year 2000 issue could have a material adverse impact on the business, financial condition or results of operations of the Company.

   The Company is in the process of implementing a new financial ERP suite that is Year 2000 compliant. The Company expects that this new system will be implemented in the second quarter of 1999. In addition, the Company has identified a non-financial system used by the company for management of contractor resumes that might not be Year 2000 compliant. The Company is reviewing the impact, if any, that such non-compliance could have on its business, and intends to bring such system into compliance, or implement a new, Year 2000 compliant system as soon as possible. The Company's failure to fix its current system, or to implement a new system, is likely to result in implementation of a manual process of tracking resumes which could, in turn, have an adverse effect on the Company's business, financial condition or results of operations.

   The Company also intends to determine the extent to which the Company may be vulnerable to any failure by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance, however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial condition or result of operations. The Company has contacted all major suppliers and obtained confirmation that they have addressed the Year 2000 problem

Item 2. Properties

   The Company's principal executive offices are currently located in San Francisco, California and occupy an aggregate of approximately 5,000 square feet of office space pursuant to a lease that expires in October 2003. The Company also leases or subleases office space for its operations in Austin and Houston, Texas; Capitola, Foster City, Fremont, Mountain View, and Cupertino, California; Boston, Massachusetts; Chicago and Schaumburg, Illinois; Denver, Colorado; London, England; New York, New York; Trumbull, Connecticut; Tampa, Florida; Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; and Seattle, Washington. In addition, the Company owns a training facility located in Park City, Utah.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is listed for trading on the NASDAQ under the symbol "HAKI". On December 27, 1998, there were approximately 76 holders of record of the Common Stock.

   The table below sets forth the high and low sales prices per share as reported on the NASDAQ National Market System since the Company's initial public offering on August 4, 1997. The Company's initial public offering price was $15.00 per share.

                                                                Sales Price
                                                               ------------- ---
   Fiscal year ended December 27, 1998                          High   Low
   -----------------------------------                         ------ ------
   4th quarter ended December 27, 1998........................ $ 8.88 $ 5.88
   3rd quarter ended September 30, 1998....................... $ 9.25 $ 5.94
   2nd quarter ended June 28, 1998............................ $19.25 $ 6.38
   1st quarter ended March 29, 1998........................... $21.88 $13.00
   Fiscal year ended December 28, 1997                          High   Low
   -----------------------------------                         ------ ------
   4th quarter ended December 28, 1997........................ $21.13 $15.00
   3rd quarter ended September 28, 1997(1).................... $22.50 $17.87

--------
(1) Trading of the Company's Common Stock commenced on August 4, 1997.

   No cash dividends were paid in 1998, 1997, or 1996. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future. The Company cannot currently issue dividends without acquiring bank consent prior to issuance.

Item 6. Selected Financial Data

   The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of result of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Result of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

                                                Fiscal Year
                                  --------------------------------------------
                                    1998     1997     1996     1995     1994
                                  --------  -------  -------  -------  -------
                                  (in thousands, except per share amounts)
Consolidated Statement of Income
 Data:
Net revenues....................  $124,132  $92,831  $50,571  $29,385  $15,968
Cost of contract services.......    69,066   54,769   30,342   19,209   10,728
                                  --------  -------  -------  -------  -------
Gross profit....................    55,066   38,062   20,229   10,176    5,240
Selling, general and
 administrative expenses........    47,284   33,689   18,233    8,869    4,978
                                  --------  -------  -------  -------  -------
Income from operations..........     7,782    4,373    1,996    1,307      262
Other income (expense), net            (51)    (127)     369     (156)    (203)
                                  --------  -------  -------  -------  -------
Income before income taxes......     7,731    4,246    2,365    1,151       59
Income taxes....................     3,325    1,737    1,004      469       26
                                  --------  -------  -------  -------  -------
Net income......................  $  4,406  $ 2,509  $ 1,361  $   682  $    33
                                  ========  =======  =======  =======  =======
Income per share:
  Basic.........................  $   0.47  $  0.34  $  0.22  $  0.11  $  0.01
                                  ========  =======  =======  =======  =======
  Diluted.......................  $   0.43  $  0.25  $  0.16  $  0.11  $  0.01
                                  ========  =======  =======  =======  =======
Consolidated Balance Sheet Data:
Working capital (deficit).......  $  7,808  $19,390  $   189  $  (114) $  (209)
Total assets....................    55,976   42,440   22,994    5,680    2,572
Long term debt..................     1,083    2,549    6,738       --       --
Redeemable convertible preferred
 stock..........................        --       --    9,900       --       --
Stockholders' equity (deficit)..    37,902   31,530   (2,748)     941      259

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

Overview

   Hall Kinion is a leading provider of high-end IT professionals to corporate clients through 25 offices located in 15 domestic markets and in London, England. The Company is organized into two divisions: Contract Services, which provides specialized IT professionals to R&D and IS departments of high technology companies, and Permanent Placement, which places IT professionals in permanent positions.

   In 1998, 1997 and 1996, the Contract Services Division represented 85.5%, 86.5% and 83.6% of the Company's net revenues, respectively. For the same periods, the Permanent Placement Division represented 14.5%, 13.5% and 16.4% of the Company's net revenues, respectively.

   The Company's net revenues are derived from hourly billings of IT professionals performing contract assignments and from fees received for permanent placements. For contract services, assignments generally last from three to nine months and revenues are recognized as services are provided. Because the Company only derives revenues when its consultants are working, its operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. In particular, the Company experiences a certain amount of seasonality in its first fiscal quarter. For its permanent placement IT professionals, the Company receives a fee upon placement of the candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent placement revenues from fees are recognized when the IT professional commences employment.

   The Company has experienced growth by adding additional sales and recruiting employees, developing new Practice Groups, acquisitions and entering into new regional markets. As of December 1996, the Company had 327 employees in 14 regional markets. As of December 1997, the Company had 425 employees in 14 regional markets. As of December 1998, the Company had 471 employees in 16 regional markets. During this period, net revenues increased from $92.8 million to $124.1 million or 33.7%. Overall headcount for the comparable period increased from 327 to 471, or 44.0%. Although contributing to the increase in net revenues, the addition of new Practice Groups, acquisitions, and the entry into new regional markets has resulted in substantial increases in operating expenses, primarily due to increased headcount. These expenses are incurred in advance of any recognized revenue and there is often a delay before the Company's new personnel and sales employees reach full productivity.

Results of Operations

   The following table sets forth as a percentage of net revenues, except as otherwise noted, the Company's results of operations for the periods shown:

                                                               Fiscal Year
                                                            -------------------
                                                            1998   1997   1996
                                                            -----  -----  -----
Net revenues:
  Contract services........................................  85.5%  86.5%  83.6%
  Permanent placement......................................  14.5   13.5   16.4
                                                            -----  -----  -----
    Total net revenues..................................... 100.0  100.0  100.0
Cost of contract services..................................  55.6   59.0   60.0
                                                            -----  -----  -----
Gross profit (1)...........................................  44.4   41.0   40.0
Selling, general administrative expenses...................  38.1   36.3   34.4
Other operating expenses...................................    --     --    1.6
                                                            -----  -----  -----
Income from operations.....................................   6.3    4.7    4.0
Other income (expenses), net...............................  (0.1)  (0.1)   0.7
                                                            -----  -----  -----
Income before taxes........................................   6.2%   4.6%   4.7%
                                                            =====  =====  =====

--------
(1) Gross profit for contract services excluding permanent placement revenues (as a percentage of net contact service revenues) was 34.9%, 31.8% and 28.2% for years 1998, 1997, and 1996, respectively. The Company's fiscal year ends on the last Sunday of December.

Years Ended December 27, 1998, December 28, 1997 and December 29, 1996

   Net revenues. Net revenues were $124.1 million, $92.8 million, and $50.6 million for the years 1998, 1997 and 1996, respectively, increasing by 33.7% during 1998 and 83.6% during 1997. The Company's net revenues from contract services were $106.1 million, $80.3 million and $42.3 million for the years 1998, 1997 and 1996, respectively, increasing by 32.2% during 1998 and 89.9% during 1997. The Company's net revenues from permanent placements were $18.0 million, $12.6 million and $8.3 million for the years 1998, 1997 and 1996, respectively, increasing by 43.2% during 1998 and 51.1% during 1997. The increase in net revenues in 1998 was primarily due to internal growth and acquisitions. In 1998, the Company's revenue producing headcount increased from 348 to 397 or 14.1%, with the increases occurring evenly throughout the year. The increase in net revenue in 1998 was partially offset by the delay experienced by the Company before new employees reach full productivity, which the Company experienced in the first two quarters of the year. To a lesser extent, net revenues were offset by the closure of the IS Practice Group in Orlando. The increase in net revenues in 1997 was primarily due to a full year of revenue from the TeamAlliance operations, the opening of 20 new Practice Groups within existing regional markets, as well as a full year of revenue from the Austin, Phoenix, Raleigh and London offices. In 1997, the Company's revenue producing headcount increased from 273 to 348, a 27.8% increase, with much of the increase occurring in the third and fourth quarters. As a result, the increase in net revenue in 1997 was partially offset due to the delay experienced by the Company before new employees reached full productivity.

   Gross Profit. Gross profit from the Company's Contract Services represent revenues less direct cost of services, which consists of direct payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from Permanent Placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit for the Company's Contract Services were $37.1 million, $25.5 million, and $11.9 million for the years 1998, 1997 and 1996, respectively, increasing by 45.4% and 114.0% in 1998 and 1997, respectively. The gross margin percentage improvement reflects higher gross margins from (i) acquisitions of companies with higher gross margin business, (ii) emphasis on expansion of higher margin business in existing markets, and (iii) cross selling of higher margin services. Gross profit for the Company's permanent placement division were $18.0 million, $12.6 million and $8.3 million for the years 1998, 1997 and 1996, respectively, increasing by 43.2% and 51.1% in 1998 and 1997, respectively. These increases were primarily due to increases in demand for the Company's permanent placement services.

   Operating Expenses. Operating expenses were $47.3 million in 1998 compared to $33.7 million in 1997 and $18.2 million in 1996. Operating expenses as a percentage of net revenues were 38.1% in 1998 and 36.3% in 1997 and 36.0% in 1996. Selling, general and administrative expenses consist primarily of employee costs, amortization of intangible assets related to acquisitions, and public company costs. The increase in 1998 was primarily due to increased headcount and operating expenses from new Practice Groups, the integration of acquisitions, including training costs and public company costs, most of which generally follow revenue. Goodwill representing the cost in excess of the fair value of net assets acquired related to acquisitions is being amortized in a straight-line basis over 5 to 40 years. The Company evaluates the recoverability of goodwill on a quarterly basis based upon estimated future cash flows of the acquisition. The increase in 1997 was primarily due to the increased headcount and operating expenses from new Practice Groups, the integration of TeamAlliance operations, including training costs and office relocation costs incurred in the Houston, Tampa and Chicago regional markets.

   Other Income (Expense). Interest income for the years 1998, 1997 and 1996 was $215,000, $485,000 and $434,000, respectively. Interest expense for the years 1998, 1997 and 1996 was $255,000, $581,000 and $65,000 respectively. The decrease in interest income resulted from use of cash balances for business acquisitions and related expenses. The decrease in interest expense primarily reflects the repayment of the TeamAlliance debt in June 1998.

   Income Taxes. The provision for income taxes was 43.0%, 40.9%, and 42.5% for the years 1998, 1997 and 1996. The Company's income taxes as a percentage of income before taxes varies somewhat from period to period due primarily to changes in nondeductible expenses.

Liquidity and Capital Resources

   During 1998, 1997, and 1996, the Company provided cash in operations of approximately $5.2 million, and used cash of $517,000 and $1.6 million, respectively. In 1998 the increase was due to higher operating income, which is attributable to the increase in revenue, operating gross margin, and accounts receivable collections. The principal use of cash during 1997 and 1996 was to support growth in accounts receivable resulting from the Company's growth in net revenues and to fund operating expenses associated with entering new markets and adding Practice Groups. In 1997, the Company experienced an increase in accounts receivable in part from generated business from the acquisition of TeamAlliance, which was purchased in December 1996. In connection with this acquisition, the Company did not purchase the existing accounts receivable balances. This growth in accounts receivable was primarily financed by the initial public offering in August 1997. Historically, the Company has utilized various sources of financing to fund its working capital requirements, including cash flow from internal operations, bank credit lines and the sale of its capital stock.

   In August 1997, the Company completed its initial public offering of its common stock. Of the 2,892,250 shares of common stock offered, 1,666,667 shares were sold by the Company and 1,225,583 shares were sold by selling stockholders. The Company received approximately $21.5 million of cash, net of underwriting discounts and commissions, and other expenses. Approximately $7.0 million of the net proceeds was used to repay all outstanding indebtedness under the Company's credit facility and approximately $1.0 million was used to finance the addition of new Practice Groups during the fourth quarter. An additional $1.3 million was used to pay a note outstanding to certain stockholders affiliated with the TeamAlliance operations. The remaining net proceeds were invested in short term securities. In connection with the initial public offering, all of the Company's outstanding shares of preferred stock were automatically converted into an equal number of shares of common stock.

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

   During 1998, 1997 and 1996, the Company made capital expenditures of $1.7 million, $1.9 million and $2.6 respectively. In October 1996, the Company purchased a corporate training facility in Park City, Utah. The purchase price consisted of $1.0 million in cash plus a note payable to the seller in the amount of $1.1 million. The note bears interest at 8.75% per annum, matures in the year 2026 and requires installments of principal and interest totaling $9,023 each month. The note is fully secured by a deed of trust against the property. In January 1999, the Company paid off the note with a cash payment of $1.1 million.

   In December 1996, the Company completed the TeamAlliance Acquisition for a cash payment of $4.3 million at the date of acquisition and the issuance of 52,000 shares of the Company's Common Stock. In addition, the Company agreed to pay the principals an aggregate of an additional $4.2 million in three installments in October 1997, 1998 and 1999. Pursuant to this obligation, the Company made a payment of $1.25 million on October 31, 1998. In addition, the Company made additional payments aggregating approximately $502,000 to certain management companies associated with TeamAlliance and their shareholders during 1997. The Company financed the initial cash portion of the purchase price with available borrowings under the term loan facility. The subsequent payments in 1997 were made from the net proceeds of the initial public offering. In June 1998, the Company paid off the notes with a cash payment of $2.4 million.

   In January 1996, entities affiliated with the Sprout Group ("Sprout") purchased 1,600,000 shares of Series A Preferred Stock and warrants to purchase and aggregate of up to 250,000 shares of Common Stock. In connection with this transaction, Brenda C. Rhodes, the Company's Chief Executive Officer and a director of the Company, and Todd J. Kinion, a former officer and a current director of the Company, borrowed from the Company $3.0 million and $2.0 million respectively, pursuant to secured promissory notes. Upon closing of the initial public offering in August 1997, Ms. Hall and Mr. Kinion paid their respective promissory notes by tendering to the Company 480,000 and 320,000 shares of Common Stock, respectively.

Year 2000 Issues

   The Company is in the process of conducting assessments of its computer information systems and is beginning to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds current estimates, the Year 2000 issue could have a material effect on the Company's business financial condition or results of operations of the Company.

   The Company is the process of implementing a new financial ERP suite that is Year 2000 compliant. The Company expects this new system will be implemented in the second quarter of 1999. In addition, the Company has identified a non-financial system used by the company for management of contractor resumes that might not be Year 2000 compliant. The Company is reviewing the impact, if any, that such non-compliance could have on its business, and intends to bring such system into compliance, or implement a new, Year 2000 compliant system as soon as possible. The Company's failure to fix its current system, or to implement a new system, is likely to result in implementation of a manual process of tracking resumes which could, in turn, have an adverse effect on the Company's business, financial condition or results of operations.

   The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial conditions or results of operations. The Company has contacted all major suppliers and obtained confirmation that they have addressed the Year 2000 problem.

Subsequent Events

   In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which loan bears interest at the rate of the Company's cost to borrowing plus 1/8% per annum, compounded monthly. This loan is secured by 1,000,000 shares of the Company's Common Stock held by Brenda Rhodes. The principal balance of this note, together with interest accrued is due and payable January 25, 2002. The outstanding principal balance on the loan as of March 22, 1999 is $2,000,000.

Item 7a. Quantitative and Qualificative Disclosures about Market Risk

   The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative purposes.

   Short term investments. The Company maintains a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

   As of December 27, 1998, the Company had fixed rate long-term debt of approximately $1.08 million and floating rate short term debt of $3.13 million outstanding under a $15 million revolving line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on the Company's net income or cash flows. The Company does not hedge any interest rate exposures.

   Foreign Currency Exchange Rate. The United Kingdom pound is the financial currency in the Company's subsidiary in the United Kingdom. The Company does not currently enter into foreign exchange forward looking contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in the United Kingdom pound. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at December 27, 1998, the fair value of these foreign currency amounts would decline by an immaterial amount.

Item 8. Financial Statements and Supplementary Data

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                        December    December
                                                           27,         28,
                                                          1998        1997
                                                       ----------- -----------
ASSETS
Current Assets:
  Cash and equivalents................................ $ 3,082,000 $ 4,310,000
  Investments.........................................      15,000   9,120,000
  Accounts receivable, net of allowance for doubtful
   accounts of $1,083,000 in 1998 and $344,000 in
   1997...............................................  18,158,000  12,774,000
  Prepaid expenses and other current assets...........     613,000     326,000
  Prepaid income taxes................................          --     407,000
  Deferred income taxes...............................   1,726,000     612,000
                                                       ----------- -----------
    Total current assets..............................  23,594,000  27,549,000
Property and equipment, net...........................   5,909,000   5,404,000
Goodwill, net.........................................  25,982,000   9,016,000
Other assets..........................................     491,000     471,000
                                                       ----------- -----------
Total assets.......................................... $55,976,000 $42,440,000
                                                       =========== ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit...................................... $ 1,000,000 $ 1,250,000
  Accounts payable....................................   3,547,000   1,835,000
  Accrued salaries, commissions and related payroll
   taxes..............................................   4,935,000   2,794,000
  Accrued liabilities.................................   2,662,000   1,280,000
  Income taxes payable................................     514,000          --
  Current portion of long term debt...................   3,128,000   1,000,000
                                                       ----------- -----------
    Total current liabilities.........................  15,786,000   8,159,000
Long term debt and other obligations..................   1,083,000   2,549,000
Deferred income taxes.................................   1,205,000     202,000
                                                       ----------- -----------
    Total liabilities.................................  18,074,000  10,910,000
                                                       ----------- -----------
Commitments and contingencies (see Notes 2, 6 and 10)
Stockholders' Equity:
  Common stock; $0.001 par value; 100,000,000 shares
   authorized: Shares outstanding: 1998--9,536,000;
   1997--9,025,000....................................  34,269,000  32,312,000
  Stockholder notes receivable........................          --      (6,000)
  Accumulated translation adjustment..................       5,000       2,000
  Retained earnings (deficit).........................   3,628,000    (778,000)
                                                       ----------- -----------
    Total stockholders' equity........................  37,902,000  31,530,000
                                                       ----------- -----------
Total liabilities and stockholders' equity............ $55,976,000 $42,440,000
                                                       =========== ===========

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended
                                       --------------------------------------
                                                      December     December
                                       December 27,      28,          29,
                                           1998         1997         1996
                                       ------------  -----------  -----------
Net revenues:
  Contract services................... $106,127,000  $80,260,000  $42,254,000
  Permanent placement.................   18,005,000   12,571,000    8,317,000
                                       ------------  -----------  -----------
Total net revenues....................  124,132,000   92,831,000   50,571,000
Cost of contract services.............   69,066,000   54,769,000   30,342,000
                                       ------------  -----------  -----------
Gross profit..........................   55,066,000   38,062,000   20,229,000
                                       ------------  -----------  -----------
Selling, general and administrative
 expenses.............................   47,284,000   33,689,000   17,412,000
Other operating expenses..............           --           --      821,000
                                       ------------  -----------  -----------
    Total operating expenses..........   47,284,000   33,689,000   18,233,000
                                       ------------  -----------  -----------
Income from operations................    7,782,000    4,373,000    1,996,000
                                       ------------  -----------  -----------
Other income (expense):
  Interest income.....................      215,000      485,000      434,000
  Interest expense....................     (255,000)    (581,000)     (65,000)
  Other expense, net..................      (11,000)     (31,000)          --
                                       ------------  -----------  -----------
    Total other income (expense),
     net..............................      (51,000)    (127,000)     369,000
                                       ------------  -----------  -----------
Income before income taxes............    7,731,000    4,246,000    2,365,000
Income taxes..........................    3,325,000    1,737,000    1,004,000
                                       ------------  -----------  -----------
Net income............................ $  4,406,000  $ 2,509,000  $ 1,361,000
                                       ============  ===========  ===========
Net Income per share:
  Basic............................... $       0.47  $      0.34  $      0.22
  Diluted............................. $       0.43  $      0.25  $      0.16

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     Years Ended
                                        --------------------------------------
                                        December 27, December 28, December 29,
                                            1998         1997         1996
                                        ------------ ------------ ------------
Net income.............................  $4,406,000   $2,509,000   $1,361,000
Change in accumulated translation
 adjustment............................       3,000        5,000       (3,000)
                                         ----------   ----------   ----------
Net comprehensive income...............  $4,409,000   $2,514,000   $1,358,000
                                         ==========   ==========   ==========

                 See notes to consolidated financial statements

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             Common Stock        Stockholder  Accumulated
                         ----------------------     Notes     Translation  Retained
                          Shares      Amount     Receivable   Adjustment   Earnings       Total
                         ---------  -----------  -----------  ----------- -----------  -----------
BALANCES, December 30,
 1995................... 6,282,000  $    81,000  $        --    $    --   $   860,000  $   941,000
 Notes to stockholders
  secured by stock......                          (5,000,000)                           (5,000,000)
 Interest on
  stockholders notes
  receivable............                            (317,000)                             (317,000)
 Issuance of common
  stock in connection
  with acquisition......    52,000      260,000
 Exercise of stock
  options...............     5,000        6,000       (6,000)                                   --
 Compensation charge for
  acceleration of the
  vesting of stock
  options...............                 10,000
 Accumulated translation
  adjustment............                                         (3,000)                    (3,000)
 Net income.............                                                    1,361,000    1,361,000
                         ---------  -----------  -----------    -------   -----------  -----------
BALANCES
 December 29, 1996...... 6,339,000      357,000   (5,323,000)    (3,000)    2,221,000   (2,748,000)
 Issuance of common
  stock, upon initial
  public offering, net
  of issuance costs of
  $1,767,000............ 1,667,000   21,458,000           --         --            --   21,458,000
 Conversion of
  redeemable convertible
  Preferred stock to
  common stock.......... 1,600,000    9,900,000           --         --            --    9,900,000
 Repayment of
  stockholder notes
  receivable............  (800,000)     (10,000)   5,518,000         --    (5,508,000)          --
 Interest on stockholder
  notes receivable......        --           --     (201,000)        --            --     (201,000)
 Exercise of stock
  options...............   204,000      457,000           --         --            --      457,000
 Issuance of common
  stock.................    15,000      150,000           --         --            --      150,000
 Accumulated translation
  adjustment............        --           --           --      5,000            --        5,000
 Net income.............        --           --           --         --     2,509,000    2,509,000
                         ---------  -----------  -----------    -------   -----------  -----------
BALANCES as of December
 28, 1997............... 9,025,000   32,312,000       (6,000)     2,000      (778,000)  31,530,000
 Net exercise of
  warrants into common
  stock.................   250,000           --           --         --            --           --
 Exercise of stock
  options...............   215,000      639,000           --         --            --      639,000
 Tax benefit related to
  stock options.........        --      404,000           --         --            --      404,000
 Issuance of common
  stock.................    46,000      914,000           --         --            --      914,000
 Repayment of
  stockholder note
  receivable............        --           --        6,000         --            --        6,000
 Accumulated translation
  adjustment............        --           --           --      3,000            --        3,000
 Net income.............        --           --           --         --     4,406,000    4,406,000
                         ---------  -----------  -----------    -------   -----------  -----------
BALANCES as of December
 27, 1998............... 9,536,000  $34,269,000  $        --    $ 5,000   $ 3,628,000  $37,902,000
                         =========  ===========  ===========    =======   ===========  ===========


                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended
                                       ----------------------------------------
                                       December 27,  December 28,  December 29,
                                           1998          1997          1996
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Net income........................... $  4,406,000  $  2,509,000  $ 1,361,000
 Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
  Depreciation and amortization.......    1,945,000     1,289,000      448,000
  Deferred income taxes...............     (666,000)      (70,000)     (61,000)
  Compensation expense on stock
   options............................           --            --       10,000
  Interest on stockholder notes
   receivable.........................           --      (201,000)    (317,000)
  Loss on sale of fixed assets........        5,000        10,000           --
  Discount on early repayment of
   debt...............................       13,000            --           --
  Changes in assets and liabilities:
   Accounts receivable................   (3,113,000)   (5,153,000)  (3,352,000)
   Prepaid expenses and other assets..     (211,000)     (124,000)    (482,000)
   Prepaid income taxes...............      407,000       379,000     (786,000)
   Accounts payable and accrued
    expenses..........................    1,863,000       844,000    1,754,000
   Income taxes payable...............      485,000            --     (145,000)
                                       ------------  ------------  -----------
    Net cash provided by (used for)
     operating activities.............    5,134,000      (517,000)  (1,570,000)
                                       ------------  ------------  -----------
Cash flows from investing activities:
 Sales (purchases) of investments.....    9,578,000    (9,120,000)          --
 Purchase of property and equipment...   (1,705,000)   (1,936,000)  (2,581,000)
 Deposits for property and equipment..           --            --      122,000
 Cash paid for business acquisitions..  (14,074,000)           --   (4,323,000)
                                       ------------  ------------  -----------
    Net cash used for investing
     activities.......................   (6,201,000)  (11,056,000)  (6,782,000)
                                       ------------  ------------  -----------
Cash flows from financing activities:
 Cash overdraft, net..................           --    (1,229,000)     891,000
 Line of credit, net..................     (810,000)      832,000   (1,316,000)
 Borrowing on debt....................    3,000,000            --    4,000,000
 Repayments of debt...................   (2,996,000)   (5,691,000)     (71,000)
 Proceeds from sale of common stock,
  net of issuance costs...............           --    21,458,000           --
 Proceeds from sale of preferred
  stock, net of issuance costs........           --            --    9,900,000
 Proceeds from exercise of options....      639,000       457,000           --
 Stockholder notes receivable.........        6,000            --   (5,000,000)
                                       ------------  ------------  -----------
    Net cash provided by (used for)
     financing activities                  (161,000)   15,827,000    8,404,000
                                       ------------  ------------  -----------
Net increase (decrease) in cash and
 equivalents..........................   (1,228,000)    4,254,000       52,000
Cash and equivalents, beginning of
 period...............................    4,310,000        56,000        4,000
                                       ------------  ------------  -----------
Cash and equivalents, end of period... $  3,082,000  $  4,310,000  $    56,000
                                       ============  ============  ===========

                See notes to consolidated financial statements.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    YEARS ENDED DECEMBER 27, 1998, DECEMBER 28, 1997 AND DECEMBER 29, 1996

Note 1. Business and Significant Accounting Policies

   Business. Hall, Kinion & Associates, Inc. ("the Company") is an information technology staffing company specializing in placing high technology personnel on both a contract and permanent basis. During 1998 the Company acquired certain assets from Group-IPEX, purchased all assets from TKO Personnel, Inc. ("TKO"), and certain assets from Alexander, Bohemer & Tomasco, dba, The Huntington Group, ("Huntington") and Interactive Technology Consultants, LLC, ("ITC"). In December 1996, the Company acquired certain assets of TeamAllianceTechnology Partners, L.P. (Note 2).

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

   Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

   Cash and Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting primarily of money market funds and bank accounts, are stated at a cost which approximates fair value.

   Investments. Investments consist of high quality money market instruments with original maturities greater than 90 days, but less than one year, and are stated at fair value. At December 27, 1998, the Company's investments are all classified as available for sale. Unrealized gains and losses on securities classified as available-for-sale were not significant.

   Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to twenty-five years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Goodwill. Goodwill representing the cost in excess of the fair value of net assets acquired related to acquisitions is being amortized on a straight-line basis over 5 to 40 years. For the years ended December 27, 1998, December 28, 1997, and December 29, 1996 amortization expense was $561,000, $304,000, and $25,000 respectively. The Company evaluates the recoverability of goodwill on a quarterly basis based upon estimated future cash flows.

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

   Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.

   Net Income Per Share. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   A reconciliation of basic weighted average common stock shares to diluted weighted average common shares follows:

                                                    Years Ended
                                       --------------------------------------
                                       December 27, December 28, December 29,
                                           1998         1997         1996
                                       ------------ ------------ ------------
     Basic weighted average common
      shares outstanding..............   9,439,000   7,339,000    6,282,000
     Preferred stock..................          --     958,000    1,469,000
     Warrants.........................      10,000     250,000      230,000
     Stock options....................     893,000   1,360,000      369,000
                                        ----------   ---------    ---------
     Diluted weighted average shares
      outstanding.....................  10,342,000   9,907,000    8,350,000
                                        ==========   =========    =========

   Fiscal Year. The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1998, 1997, and 1996 all consisted of 52 weeks.

   New Accounting Pronouncement. In June 1998, the Financial Accounting Standard Board adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet determined the effect, if any, that adoption of SFAS No. 133 will have on the Company's consolidated financial position, results of operations or cash flows. The statement is effective for fiscal quarters beginning after June 15, 1999, and should not be applied retroactively to financial statements of prior periods.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 2. Acquisitions

   In November 1998, the Company acquired the assets of Alexander, Boehmer, Tomasco, LLC, doing business as Huntington Group (HG) and Interactive Technologies Consultants (ITC), for an aggregate of $8.9 million consisting of a cash payment of $8.1 million and assumed net liabilities of $800,000. The Huntington Group is a retainer-based executive research firm while ITC is a provider of IT professionals on a contract basis. Both companies are located in Trumbull, Connecticut.

   Had the acquisitions of Huntington and ITC been completed at the beginning of 1998, the Company's unaudited pro forma revenues, net income and basic and diluted earnings per share for 1998 would have been approximately $130,400,000, $4,652,000, $0.49, and $0.45. Pro forma adjustments reflect interest on the cash paid in the acquisition and the amortization of goodwill.

   In August 1998, the Company acquired substantially all of the assets of TKO Personnel, Inc. for $913,000 consisting of a cash payment of $228,000 and assumed net liabilities of $685,000. TKO Personnel, Inc. based in San Jose, California, is an international permanent placement recruiting organization for IT research and development professionals focusing on recruiting primarily for Japan, but also from China and Korea.

   In January 1998, the Company completed the acquisition of substantially all of the assets of Group-IPEX an international recruiting organization for information technology IT research and development professionals. Group IPEX focuses on recruiting international IT professionals primarily from India but also from Russia and China. The acquisition was accounted for as a purchase. Total consideration for this purchase was $7,339,000 including approximately $250,000 of costs attributable to the acquisition. Terms of the acquisition included cash payment of $6,175,000 at the date of acquisition and the issuance of 46,000 shares of the Company's Common stock valued at $914,000. In addition, if certain revenue targets as defined, are achieved, the Company has agreed to pay the sellers an aggregate of $3,375,000 in three future annual installments as follows: May 10, 1999--$1,125,000; May 10, 2000--$1,125,000;
and May 10, 2001--$1,125,000. The 1999 targets were substantially met and the corresponding payment will be made in the month of May.

   Had the acquisition of Group-IPEX been completed at the beginning of 1997, the Company's unaudited pro forma revenues, net income and basic and diluted earnings per share for 1997 would have been approximately $100,077,000, $2,388,000, $0.32, and $0.24. Pro forma adjustments reflect interest on the cash paid in the acquisition and the amortization of goodwill as well as the dilution attributable to the shares issued.

   In December 1996, the Company completed the acquisition of certain assets of TeamAlliance Technology Partners, L.P. and its related limited liability companies ("TeamAlliance"), a provider of staffing services to information technology companies. The acquisition was accounted for as a purchase. The 1996 consolidated financial statements of the Company include only the results of operations of TeamAlliance for the month of December 1996. The total consideration for this purchase was $9,424,000 including $949,000 of costs attributable to the acquisition. Terms of the acquisition included a cash payment of $4,168,000 at the date of acquisition and the issuance of 52,000 shares of Company common stock valued at $260,000. In 1997, the Company paid the sellers $1,250,000 and $502,000 for the limited liability companies. Additional payments to the sellers total $2,950,000 due in two future annual installments as follows: October 31, 1998-$1,250,000 and October 31, 1999- $1,700,000. In 1998 the Company paid off the note for a cash payment of $2.6 million.

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

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 3. Property and Equipment

   Property and equipment consists of:

                                                     December 27,  December 28,
                                                         1998          1997
                                                     ------------  ------------
     Property and equipment........................  $ 6,510,000   $ 4,564,000
     Land and building.............................    2,047,000     2,047,000
     Leasehold improvements........................      586,000       516,000
                                                     -----------   -----------
                                                       9,143,000     7,127,000
     Accumulated depreciation and amortization.....   (3,234,000)   (1,723,000)
                                                     -----------   -----------
                                                     $ 5,909,000   $ 5,404,000
                                                     ===========   ===========

Note 4. Debt

   The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $15,000,000. Borrowings under this facility bear interest at the bank's prime rate (8.5% at December 28, 1997). Borrowings under this facility are collaterized by substantially all of the assets of the Company. At December 27, 1998, the Company had $1,000,000 outstanding under the revolving line of credit. The terms of the current portion of debt are as follows; $500,000 at a rate of 6.5% due February 1999, $500,00 at the rate of 6.31% due May 1999, and $2,000,000 at the rate of 5.25% due November, 1999.

   The facility contains certain covenants requiring the Company to maintain a minimum level of profitability and net worth and to maintain specific ratios of working capital and current portion of debt to operating cash flow. The Company was in compliance with all of these covenants as of December 27, 1998.

   Debt consists of:

                                                      December 27,  December 28,
                                                          1998          1997
                                                      ------------  ------------
     Bank term loan.................................. $ 3,000,000   $        --
     Mortgage note payable...........................   1,128,000     1,137,000
     Deferred rent...................................      83,000            --
     Present value of installments due in connection
      with the acquisition of TeamAlliance
      (discounted at 8.3%) (Note 2)..................          --     2,412,000
                                                      -----------   -----------
                                                        4,211,000     3,549,000
     Current portion of debt.........................  (3,128,000)   (1,000,000)
                                                      ===========   ===========
     Long term debt and other obligations............ $ 1,083,000   $ 2,549,000
                                                      ===========   ===========

   Future payment requirements in connection with debt are: 1999, $3,128,000; 2000, $1,000,000.

Note 5. Employee Benefit Plans

   The Company has a 401(k) profit-sharing plan covering substantially all employees with at least 90 days of continuous service. Employees may contribute up to 15% of their eligible compensation to a maximum amount as provided by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may match employee contributions. In February 1998, the Board of Directors approved a nonqualified deferred compensation plan for officers and key employees. At the discretion of the Board of Directors, the Company may match contributions. The Company has not contributed any matching contributions as of December 27, 1998.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 6. Lease Commitments

   The Company leases its office facilities under various noncancellable operating leases which expire through 2003. Rent expense include in operating expenses for 1998, 1997 and 1996 was approximately $2,385,000, $1,797,000 and
$802,000 respectively. Future minimum payments under all operating leases are as follows:

     Years Ending December
     ---------------------
       1999.......................................................... $2,402,000
       2000..........................................................  1,879,000
       2001..........................................................  1,000,000
       2002..........................................................    613,000
       2003..........................................................    229,000
                                                                      ----------
         Total....................................................... $6,123,000
                                                                      ==========

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

   Stockholder Notes Receivable--In January 1996, the Company loaned to its two principal common stockholders an aggregate of $5,000,000 under promissory notes collateralized by a total of 1,600,000 shares of the Company's common stock. Each promissory note bore interest at 6.9% per annum. In August 1997, in connection with the initial public offering, the two principal common stockholders tendered an aggregate of 800,000 shares of Common Stock as full payment of the principal and interest due on the promissory notes.

   Stock Options--The Company's 1997 Stock Option Plan (the Plan), as amended authorizes the issuance of up to 2,763,000 shares of common stock for the grant of incentive or nonqualified stock options to key employees, nonemployees, directors and consultants who provide services to the Company. Under the Plan, options are generally granted at fair market value at the date of grants as determined by the Board of Directors. Such options vest over periods ranging from two to five years and expire up to ten years from the grant date. In 1996, the Company issued 974,000 options outside of the Plan to an employee of which 50% were vested at year ended December 29, 1996 and 50% will vest ratably over 24 months commencing January 1998 with acceleration clauses.

   The Company's IT Professional Stock Plan (the "IT Professional Plan") was adopted by the Board of Directors in May 1997. The Company has authorized 485,000 shares of Common Stock and has 407,000 shares of common stock available for grant under the IT Professional Plan and an additional number of shares equal to 1.5% of the number of shares of Common Stock outstanding on the first day of each calendar year is automatically added to the IT Professional Plan. Under the IT Professional Plan, independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price no less than 85% of the fair market value of such shares on the grant date. Options under the IT Professional Plan are generally vested when granted and expire ten years from grant date.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Common Stock Warrants--Common stock warrants have been issued in conjunction with the issuance of preferred stock in January 1996. At December 28, 1997, the Company had outstanding warrants to purchase 250,000 shares of common stock at $0.01 per share. In January 1998, these warrants were converted to 250,000 shares of common stock.

   Option activity under all plans is as follows:

                                                                    Weighted
                                                       Number       Average
                                                      of Shares  Exercise Price
                                                      ---------  --------------
   Balance, December 31, 1995.......................    441,000      $ 0.30
   Granted (weighted average fair value of $0.58 per
    share)..........................................  1,828,000      $ 4.07
   Canceled.........................................    (63,000)     $ 3.00
   Exercised........................................     (5,000)     $ 1.26
                                                      ---------
   Balance, December 29, 1996.......................  2,201,000      $ 3.35
   Granted (weighted average fair value of $3.49 per
    share)..........................................    596,000      $12.42
   Canceled.........................................   (238,000)     $ 4.43
   Exercised........................................   (210,000)     $ 2.28
                                                      ---------
   Balance, December 28, 1997.......................  2,349,000      $ 5.63
   Granted (weighted average fair value of $1.92 per
    share)..........................................    550,000      $10.50
   Canceled.........................................   (272,000)     $ 9.47
   Exercised........................................   (209,000)     $ 2.95
                                                      ---------
   Balance, December 27, 1998.......................  2,418,000      $ 6.54
                                                      =========

   Additional information regarding options outstanding as of December 27, 1998 is as follows:

                                            Options Outstanding                      Options Exercisable
                            ----------------------------------------------------- --------------------------
                                            Weighted Average          Weighted                   Weighted
                              Number            Remaining             Average       Number       Average
   Range of Exercise Prices Outstanding Contractual Life (Years)   Exercise Price Exercisable Exercise Price
   ------------------------ ----------- -----------------------    -------------- ----------- --------------
   $ 0.300--$ 1.500            212,000            6.79                 $ 0.63        147,000      $ 0.77
   $ 4.000                   1,170,000            7.77                 $ 4.00      1,170,000      $ 4.00
   $ 5.100--$10.000            692,000            8.84                 $ 7.67        385,000      $ 8.62
   $10.500--$19.250            229,000            8.96                 $14.34         98,000      $11.47
   $19.375--$21.875            115,000            8.89                 $20.66         16,000      $21.54
                             ---------                                             ---------
   $ 0.300--$21.875          2,418,000            8.16                 $ 6.54      1,816,000      $ 5.28
                             =========                                             =========

   At December 27, 1998, 1,366,000 options were available for future grant. As of December 28, 1997 and December 29, 1996 the options exercisable were 2,092,000 and 1,923,000 at an average price of $5.00 and $3.79 per share.

   Additional Stock Plan Information--As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, as the options exercise price is not less than the fair market value of the underlying common stock at date of grant.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option price models, even though models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.

   The Company's calculations were made using the Black-Scholes option pricing model with the following average assumptions: expected life, 12 months following vesting; volatility, 37.2% after the initial public offering on August 4, 1997 and zero before that date; risk free interest rates, 6.5% in 1998, 6.2% in 1997 and 6.5% in 1996; and no dividends during the expected term.

   The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income and pro forma diluted net income per share would have been $3,278,000, $0.32 per share, $1,764,000, $0.18 per share and $1,087,000, $0.12 per share, in 1998, 1997 and 1996, respectively.

Note 9. Income Taxes

   The provision for income taxes consists of the following:

                                                       Years Ended
                                          --------------------------------------
                                          December 27, December 28, December 29,
                                              1998         1997         1996
                                          ------------ ------------ ------------
     Current:
      Federal............................  $3,124,000   $1,391,000   $  808,000
      State..............................     867,000      416,000      257,000
                                           ----------   ----------   ----------
                                            3,991,000    1,807,000    1,065,000
                                           ----------   ----------   ----------
     Deferred:
      Federal............................    (533,000)     (94,000)     (41,000)
      State..............................    (133,000)      24,000      (20,000)
                                           ----------   ----------   ----------
                                             (666,000)     (70,000)     (61,000)
                                           ----------   ----------   ----------
                                           $3,325,000   $1,737,000   $1,004,000
                                           ==========   ==========   ==========

   The Company's effective tax rate differs from the federal statutory rate as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
     Income tax expense at statutory rate..................... 34.0% 34.0% 34.0%
     State income tax taxes, net of federal benefit...........  6.1   6.7   6.5
     Other items, net.........................................  2.9   0.2   2.0
                                                               ----  ----  ----
                                                               43.0% 40.9% 42.5%
                                                               ====  ====  ====

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   The components of deferred income taxes are as follows:

                                                       December 27, December 28,
                                                           1998         1997
                                                       ------------ ------------
     Deferred tax assets:
       Allowance for doubtful accounts................  $  469,000   $ 137,000
       Accrued expenses...............................   1,257,000     475,000
                                                        ----------   ---------
         Total deferred tax assets....................   1,726,000     612,000
                                                        ----------   ---------
     Deferred tax liabilities:
       Depreciation and amortization..................     611,000    (207,000)
       Goodwill and intangible assets.................     (14,000)    409,000
       Accrued acquisition liabilities................     608,000          --
                                                        ----------   ---------
         Total deferred tax liabilities...............   1,205,000     202,000
                                                        ----------   ---------
           Net deferred income taxes..................  $  521,000   $ 410,000
                                                        ==========   =========

Note 10. Contingencies

   The Company is party to various legal actions in the course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 11. Supplemental Disclosure of Cash Flow Information

   The following provides additional information concerning supplemental disclosures of cash flow activities:

                                                     Years Ended
                                        ---------------------------------------
                                        December 27,  December 28, December 29,
                                            1998          1997         1996
                                        ------------  ------------ ------------
   Cash paid during the period for:
     Income taxes.....................  $ 3,097,000    $1,531,000  $ 1,956,000
     Interest.........................      320,000       536,000       46,000

   Noncash investing and financing
    activities:
     Conversion of preferred stock to
      common stock....................           --     9,900,000           --
     Payment of stockholder loan by
      stock...........................           --     5,518,000           --
     Common stock issued in settlement
      agreement.......................           --       150,000           --
     Imputed interest on installment
      note............................           --       116,000           --
     Purchase of land, building and
      furniture for a note payable....           --            --    1,147,000
     Exercise of stock options for a
      note receivable from
      stockholder.....................           --            --        6,000

   Effect of business acquisitions:
     Current assets acquired..........  $ 2,933,000            --           --
     Intangible assets and equipment
      acquired........................   17,700,000            --    9,424,000
     Liabilities acquired.............   (5,045,000)           --           --
     Installment obligations issued...           --            --   (4,047,000)
     Common stock issued..............     (914,000)           --     (260,000)
     Accrued expenses in connection
      with acquisitions...............     (600,000)           --     (794,000)
                                        -----------    ----------  -----------
       Cash paid for business
        acquisitions..................  $14,074,000    $       --  $ 4,323,000
                                        ===========    ==========  ===========

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 12. Business Segment Reporting

   In 1998 the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The statement requires that an enterprise's operating segments be determined in the manner in which management operates the business. Specifically, financial information is to be reported on the basis that is used internally by the chief operating decision maker in making decisions related to resource allocation and segment performance. The Company's reportable segments are operated and managed as strategic business units and are organized base on types of services performed.

   Under SFAS 131, the Company's operations were divided into two industry segments, Contract Services and Permanent Placement Services. Operations in the Contract Services segment provides supplemental IT professionals on a contract basis. In a typical R&D contract, an IT professional is contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with its corporate clients.

   Management evaluates segment performance based primarily on segment revenues, cost of revenues, and gross profit. Continuing operations by business segment are as follows:

                                                                      Gross
                                     Net Revenues Cost of Revenues   Profit
                                     ------------ ---------------- -----------
     Year ended December 27, 1998
       Contract Services............ $106,127,000   $69,066,000    $37,061,000
       Permanent Placement..........   18,005,000            --     18,005,000
                                     ------------   -----------    -----------
         Total...................... $124,132,000   $69,066,000    $55,066,000
                                     ============   ===========    ===========
     Year ended December 28, 1997
       Contract Services............ $ 80,260,000   $54,769,000    $25,491,000
       Permanent Placement..........   12,571,000            --     12,571,000
                                     ------------   -----------    -----------
         Total...................... $ 92,831,000   $54,769,000    $38,062,000
                                     ============   ===========    ===========
     Year ended December 29, 1996
       Contract Services............ $ 42,254,000   $30,342,000    $11,912,000
       Permanent Placement..........    8,317,000            --      8,317,000
                                     ------------   -----------    -----------
         Total...................... $ 50,571,000   $30,342,000    $20,229,000
                                     ============   ===========    ===========

   Net Revenues to unaffiliated customers by geographic area as follows:

                                                        Years Ended
                                            ------------------------------------
                                                          December    December
                                            December 27,     28,         29,
                                                1998        1997        1996
                                            ------------ ----------- -----------
     United States......................... $122,953,000 $91,910,000 $50,571,000
     Europe................................    1,179,000     921,000          --
                                            ------------ ----------- -----------
       Total............................... $124,132,000 $92,831,000 $50,571,000
                                            ============ =========== ===========

   The Company currently does not segregate operations of business by assets.

Note 13. Subsequent Event

   In January 1999, the Company loaned to Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which loan bears interest at the rate of the Company's cost of borrowing plus 1/8% per annum, compounded monthly. Such loan is secured by 1,000,000 shares of the Company's common stock held by Brenda Rhodes. The principal balance of this note, together with interest accrued is due and payable January 25, 2002.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 14. Quarterly Financial Data (Unaudited)

   The following tabulation shows certain quarterly financial data for 1998 and 1997:

                                                     Quarter
                                 -----------------------------------------------
   1998                               1           2           3           4
   ----                          ----------- ----------- ----------- -----------
   Total net revenue...........  $26,834,000 $28,549,000 $34,065,000 $34,684,000
   Gross profit................   12,091,000  12,837,000  14,722,000  15,416,000
   Income before income taxes..    1,656,000   1,637,000   2,081,000   2,357,000
   Net income..................      944,000     933,000   1,186,000   1,343,000
   Net income per share--
    Basic......................         0.10        0.10        0.13        0.14
   Net income per share--
    Diluted....................         0.09        0.09        0.12        0.13
                                                     Quarter
                                 -----------------------------------------------
   1997                               1           2           3           4
   ----                          ----------- ----------- ----------- -----------
   Total net revenues..........  $19,193,000 $23,498,000 $24,608,000 $25,532,000
   Gross profit................    7,173,000   9,585,000  10,121,000  11,183,000
   Income before income taxes..       73,000     892,000   1,489,000   1,792,000
   Net income..................       20,000     535,000     893,000   1,061,000
   Net income per share--
    Basic......................           --        0.09        0.11        0.12
   Net income per share--
    Diluted....................           --        0.06        0.09        0.10

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 27, 1998 and December 28, 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 27, 1998. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998 in conformity with general accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
January 26, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

   The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation of Insider Participation and Certain Transactions," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 14, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

       The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

                                                                          Page
                                                                          ----
     Consolidated balance sheets at December 27, 1998 and December
      28, 1997.                                                            19
     Consolidated statements of income for the years ended December 27,
      1998. December 28, 1997 and December 29, 1996.                       20
     Consolidated statements of comprehensive income for the years ended
      December 27 1998, December 28, 1997, and December 29, 1996.          20
     Consolidated statements of stockholders' equity (deficit) for the years ended December 27, 1998, December 28, 1997 and December 29,
      1998.                                                                21
     Consolidated statements of cash flows for the years ended December
      27,1998, December 28, 1997 and December 29, 1996.                    22
     Notes to consolidated financial statements.                           23
     Selected quarterly financial data for the years ended December 27,
      1998 and December 28, 1997 are set forth in Note 14--Quarterly
      Financial Data (Unaudited) included in Item 8 of this report.        32
     Independent Auditors Report.                                          33

(b)(2) Financial Statement Schedules

     Independent Auditors Report on Financial Statement Schedule

     Schedule II: Valuation and Qualifying Accounts

(c)(3) Exhibits

     2.1  (1)  Agreement and Plan Merger dated July 9, 1997, for the Merger of
               Hall, Kinion & Associates, Inc. a California Corporation, into
               Hall, Kinion & Associates, Inc., a Delaware corporation (the
               "Registrant").

     2.2  (1)  Asset Purchase Agreement dated November 26, 1996, among the
               Registrant and the other parties named therein.

     2.3 (1) Stock Purchase Agreement dated December 20, 1997 by and among the Registrant, Group-Ipex, Inc., and Lalit M. Kapoor and
               Satindra Kapoor.

      2.4   (3)  Huntington Asset Purchase Agreement between Hall, Kinion &
                 Associates, Inc., Huntington, Acquisition Corporation,
                 Alexander Bohemer and Tomasco, LLC, Raymond Tomasco and Karen
                 Vacheron Alexander, dated November 18, 1998.

      2.5   (3)  ITC Asset Purchase Agreement between Hall, Kinion &
                 Associates, Inc., Interactive Acquisition Corporation,
                 Interactive Technology Consultants, LLC, Raymond Tomasco,
                 Karen Vacheron Alexander, and Gary Malbin, dated November 18,
                 1998.

      3.4   (1)  Amended and Restated Certificate of Incorporation of the
                 Registrant filed August 8, 1998

      4.1        Reference is made to Exhibits 3.1, 3.3 and 3.4.

      4.2   (1)  Investors' Rights Agreement, dated January 26, 1996, among the
                 Registrant, certain stockholders and investors named therein.

      4.4   (1)  Specimen Common Stock certificate.

      9.2   (1)  Kinion Voting Trust Agreement, dated January 17, 1996, among
                 Todd Kinion and the stockholders of the Registrant named therein.

      9.3   (1)  Amended and Restated Voting Trust Agreement, dated October 29,
                 1996, among the Registrant, Brenda C. Hall and Todd J. Kinion.

     10.1   (1)  Form of Indemnification Agreement entered into between the
                 Registrant and each of its directors and certain officers.

     10.2   (1)  The Registrant's 1997 Stock Option Plan.

     10.3   (1)  The Registrant's Employee Stock Purchase Plan.

     10.11  (1)  Form of Employment Agreement, dated October 18, 1996, among the Registrant, Paul Bartlett and Brenda C. Hall as amended.

     10.12  (1)  Form of Stock Option Agreement, dated October 18, 1996, between the Registrant and Paul Bartlett as amended.

     10.13  (1)  Settlement Agreement and General Release, dated October 29,
                 1996 among the Registrant, Brenda Hall, as Voting Trustee of the Voting Trust, and Todd Kinion.

     10.14  (1)  Employment Agreement, dated December 2, 1996, between the
                 Registrant and Moredecai Levine.

     10.15  (1)  Employment Agreement, dated December 2, 1996, between the
                 Registrant and Richard Harmon.

     10.16  (1)  Consulting and Settlement Agreement, dated February 28, 1997, between the Registrant and Keith Corbin.

     10.17  (1)  Loan and Security Agreement (Accounts and Inventory), dated
                 April 26, 1995, between the Registrant and Comerica Bank-
                 California (the "Loan & Security Agreement"); Addendum to Loan
                 & Security Agreement; Second Addendum to Loan & Security
                 Agreement; Modification to Loan & Security Agreement, dated
                 December 20, 1995; Second Modification to Loan & Security
                 Agreement, dated October 21, 1996; Borrower's Authorization dated October 16, 1996, Borrowers Authorization dated October
                 21, 1996; and Guaranty, dated April 26, 1995.

     10.18  (1)  Assumption and Assignment to Sublease, dated December 2, 1996, between the Registrant and TeamAlliance Technology Partners,
                 L.P.

     10.19  (1)  Standard Sublease, dated March 1, 1997, between the Registrant and Seagate Technology, Inc.

     10.20  (1)  Employment Agreement, dated May 23, 1997, between the
                 Registrant and Brenda C. Hall.

     10.21  (1)  Agreement to Tender Shares dated May 23, 1997 between the
                 Registrant and Brenda C. Hall.

     10.22  (1)  Agreement to Tender Shares, dated May 23, 1997, between the
                 Registrant and Todd J. Kinion.

     10.23  (1)  Promissory Note Secured by Deed of Trust, dated August 5,
                 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

     10.24  (1)  Settlement Agreement with Mutual Release, dated May, 1997, between Richard Swanson and the Registrant, Brenda C. Hall and
                 Todd J. Kinion.

     10.25  (1)  The Registrant's IT Professional Plan.

     10.26  (1)  Reference is made to Exhibit 2.3.

     21.1        Subsidiaries of Registrant.

     23.1        Independent Auditors Consent.

     27.1        Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, declared Effective by the Securities and Exchange Commission on August 4, 1997(File No. 333-28365).

(2) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed January 13, 1998 (File No. 000-22869).

(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed December 2, 1998 (File No. 000-22869).

(b)  Reports on Form 8-K.

     The Registrant filed a report on Form 8-K on December 2, 1998 concerning the acquisition of substantially all of the assets of Interactive Technology Consultants LLC ("ITC") and Alexander, Bohemer and Tomasco LLC ("Huntington") pursuant to those Stock Purchase Agreements each dated November 18, 1998.

(c)  Exhibits

     See (a)(3) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized.

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

Date: March 22, 1999

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 22, 1999                      By: /s/ BRENDA C. RHODES
                                            -----------------------------------
                                            Chairman of the Board,
                                            Chief Executive Officer, And a
                                            Director (Principal Executive
                                            Officer)

Date: March 22, 1999                      By: /s/ PAUL H. BARTLETT
                                            -----------------------------------
                                            President and Director

Date: March 22, 1999                      By: /s/ JON H. ROWBERRY
                                            -----------------------------------
                                            Director

Date: March 22, 1999                      By: /s/ WILL HERMAN
                                            -----------------------------------
                                            Director

Date: March 22, 1999                      By: /s/ TODD J. KINION
                                            -----------------------------------
                                            Director

Date: March 22, 1999                      By: /s/ MARTIN A. KROPELNICKI
                                            -----------------------------------
                                            Vice President, Chief Financial
                                            Officer and Secretary
                                            (Principal Financial Officer)

                                  SCHEDULE II

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                   Additions                  Deductions
                         ------------------------------ -----------------------
                         Balance at Charged to Charged  Write-off of   Balance
                         Beginning  Costs and  to Other Uncollectible  at End
                         of Period   Expenses  Accounts   Accounts    of Period
                         ---------- ---------- -------- ------------- ---------
Allowance for Doubtful
 Accounts:
Year ended December 29,
 1996...................    $296      $  145     $31        $ (69)     $  403
Year ended December 28,
 1997...................     403         120      --         (179)        344
Year ended December 27,
 1998...................     344       1,012      --         (273)      1,083

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc:

   We have audited the consolidated financial statements of Hall, Kinion & Associates, Inc. and subsidiaries as of December 27, 1998 and December 28, 1997, and for each of the three years in the period ended December 27, 1998, and have issued our report thereon dated January 26, 1999 included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Hall, Kinion & Associates, Inc. listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
January 26, 1999