Form 10-Q
period 1999-03-28
HALL KINION & ASSOCIATES INC
filed 1999-05-06
CIK 1009657

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


      (Mark One)
       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                       OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM      TO

                          ________________________

                         COMMISSION FILE NUMBER 0-22869

                        HALL, KINION & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                         77-0337705
       (State or other jurisdiction            (I.R.S. Employer
     of incorporation or organization)        Identification No.)

       185 Berry Street, Suite 180                   94107
           China Basin Landing                     (zip code)
        San Francisco, California
 (Address of principal executive offices)

     Registrant's telephone number, including area code:  (415) 974-1300

                           ______________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 27, 1999:

      9,603,356 shares of common stock.


================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                               PAGE
                                                                                                                               ----
PART I.          FINANCIAL INFORMATION..................................................................................         3

Item 1.          Financial Statements...................................................................................         3

                 Condensed Consolidated Balance Sheets at March 28, 1999 and December 27, 1998..........................         3

                 Condensed Consolidated Statements of Income for the three months ended
                 March 28,  1999 and March 29, 1998.....................................................................         4

                 Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 1999
                 and March 29, 1998.....................................................................................         5

                 Notes to Condensed Consolidated Financial Statements...................................................         6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.............................................................................................         7

PART II.         OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders.....................................................       14

Item 5.          Shareholder Proposals...................................................................................       14

SIGNATURES       ........................................................................................................       15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                         ASSETS
                                                                                            March 28,             December 27,
                                                                                              1999                    1998
                                                                                         ------------------------------------
                                                                                          (Unaudited)
Current Assets:
  Cash and equivalents.................................................                     $   --                    $3,082
  Investments..........................................................                         15                        15
  Accounts receivable, net of allowance for doubtful accounts of
       $1,140 at March 28, 1999 and $1,083 at December 27, 1998........                     21,539                    18,158
  Prepaid expenses and other current assets............................                        689                       613
  Deferred income taxes................................................                      1,877                     1,726
                                                                                           -------                   -------
       Total current assets............................................                     24,120                    23,594
                                                                                           -------                   -------
Property and equipment, net............................................                      6,306                     5,909
Goodwill, net..........................................................                     25,781                    25,982
Other assets...........................................................                        511                       491
                                                                                           -------                   -------
      Total assets.....................................................                    $56,718                   $55,976
                                                                                           =======                   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit......................................................                     $1,000                    $1,000
   Accounts payable....................................................                      2,803                     3,547
   Accrued salaries, commissions, and related payroll taxes............                      4,786                     4,935
   Accrued liabilities.................................................                      2,822                     2,662
   Income taxes payable................................................                        744                       514
   Current portion of long-term debt...................................                         --                     3,128
                                                                                           -------                   -------
      Total current liabilities........................................                     12,155                    15,786

Long-term obligations..................................................                      6,099                     1,083
Deferred income taxes..................................................                      1,205                     1,205
                                                                                           -------                   -------
       Total liabilities...............................................                     19,459                    18,074
                                                                                           -------                   -------
Stockholders' Equity:
Common stock, (par value $0.001 per share; 100,000,000 shares authorized; outstanding: 9,603,000 shares at March 28, 1999 and
    9,536,000 shares at December 27, 1998).............................                     34,309                    34,269

Stockholder note receivable............................................                     (2,000)                        -
Accumulated translation adjustment.....................................                          5                         5
Retained earnings......................................................                      4,945                     3,628
                                                                                           -------                   -------
     Total stockholders' equity........................................                     37,259                    37,902
                                                                                           -------                   -------
     Total liabilities and stockholders' equity........................                    $56,718                   $55,976
                                                                                           =======                   =======


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share and share amounts)



                                                                                          March 28,       March 29,
                                                                                             1999           1998
                                                                                        -------------    -----------
                                                                                          (Unaudited)
Net Revenues:
  Contract services...........................................................             $30,267         $22,715
  Permanent placement.........................................................               5,593           4,119
                                                                                           -------         -------
Total  net revenues...........................................................              35,860          26,834
Cost of contract services.....................................................              20,467          14,743
                                                                                           -------         -------
Gross profit..................................................................              15,393          12,091
Operating expenses............................................................              13,062          10,434
                                                                                           -------         -------
Income from operations........................................................               2,331           1,657
Other income (expense), net...................................................                 (99)             (1)
                                                                                           -------         -------
Income before income taxes....................................................               2,232           1,656
Income taxes..................................................................                 915             712
                                                                                           -------         -------
Net income....................................................................              $1,317            $944
                                                                                           =======         =======
Net income per share:
    Basic.....................................................................               $0.14           $0.10
                                                                                           =======         =======
    Diluted...................................................................               $0.13           $0.09
                                                                                           =======         =======
Shares used in per share computation:
    Basic.....................................................................           9,569,000       9,310,000
    Diluted...................................................................          10,147,000      10,465,000


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Three months ended
                                                                                          March 28,       March 29,
                                                                                             1999           1998
                                                                                        -------------    -----------
Cash flows from operating activities:
     Net income............................................................                $1,317            $944
     Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
             Depreciation and amortization.................................                   556             450
             Deferred income taxes.........................................                  (152)            349
             Changes in assets and liabilities:
                    Accounts receivable....................................                (3,380)           (320)
                    Prepaid expenses and other assets......................                  (104)            226
                    Prepaid income taxes...................................                     -             407
                    Accounts payable and accrued expenses..................                  (718)         (1,437)
                    Income taxes payable...................................                   230             228
                                                                                         ---------        --------
                       Net cash provided by (used for) operating
                         activities........................................                (2,251)            847
                                                                                         ---------        --------

Cash flows from investing activities:
      Purchase of property and equipment...................................                  (743)           (333)
      Investments..........................................................                     -           3,631
      Acquisition of IPEX..................................................                     -          (6,160)
                                                                                         ---------        --------
                Net cash used for investing activities.....................                  (743)         (2,862)
                                                                                         ---------        --------

Cash flows from financing activities:
      Line of credit, net..................................................                     -          (1,451)
      Borrowing on debt....................................................                 3,000               -
      Notes payable repayments.............................................                (1,128)              -
      Proceeds from exercise of options....................................                    40             176
      Proceeds from repayment of stockholder note receivable...............                     -               6
      Stockholders notes receivable........................................                (2,000)              -
                                                                                         ---------        --------
                      Net cash used for financing
                       activities..........................................                   (88)         (1,269)
                                                                                         ---------        --------
Net increase (decrease) in cash and equivalents............................                (3,082)         (3,824)
Cash and equivalents, beginning of period..................................                 3,082           4,310
                                                                                         ---------        --------
Cash and equivalents, end of period........................................                   $ -          $1,026
                                                                                         =========        ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for--
       Income taxes........................................................                  $766           $  -
       Interest............................................................                  $ 92           $118
    Noncash investing and financing activities-
       Issuance of stock for acquisition of IPEX...........................                  $  -           $914




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

  The interim results for the three months ended March 28, 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K for the fiscal year ending December 27, 1998.

  The unaudited interim financial information as of March 28, 1999 and for the three months ended March 28,1999 and March 29, 1998, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the three months ended March 28, 1999, are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

2. Comprehensive Income. In January 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the three months ended March 28, 1999 and March 29, 1998, the change in net assets from nonowner sources was $0 and $3,000, respectively, for the change in the accumulated translation adjustment, and comprehensive income was $1,317,000 and $947,000 respectively.

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

  The high technology industry continues to experience substantial growth and rapid rates of innovation. These trends, combined with intense competition, have placed pressure on high technology companies to shorten product life cycles and the time-to-market of new products. The development of next generation products, however, often requires significant and highly specialized technical talent, which may not be available internally. Furthermore, as new technologies and systems are introduced, businesses, which rely on them for mission-critical functions, must implement these systems within their already complex computing environments. Consequently, IS departments are faced with the challenge of finding qualified IT professionals to design, develop deploy and maintain their systems. To address these demands for contract and permanent IT professionals, both the R&D departments of high technology companies and the IS departments of large corporations are turning to IT professional service companies to augment their existing operations.

  The Company's objective is to provide efficient and high quality contract and permanent IT professionals to R&D departments of high technology clients and IS departments of corporate clients to become the "agent of choice" for IT professionals. To achieve this objective, the Company: (i) focuses on technology driven clients that typically require IT professionals with more highly specialized skill sets than traditional supplemental IT personnel; (ii) provides specialized IT services through distinct Practice Groups that are focused on specific technologies and that operate relatively autonomously with their own sales and recruiting personnel; (iii) pursues cross-selling opportunities between permanent placement and contract services; (iv) seeks to attract and retain qualified IT professionals, and (v) provides strong corporate support to its 16 regional markets (including London, England).

  The Company was incorporated in California in 1991. In 1994 the Stellar Group, Inc. and Kinion Hall, affiliated companies under common ownership, were merged with the Company and in December 1996, the Company acquired certain assets of TeamAlliance Technology Partners, L.P. and certain of its affiliated regional operating companies ("TeamAlliance" or the "TeamAlliance Acquisition"). The Company was reincorporated in Delaware in July 1997 and completed an initial public offering of shares of its common stock, $0.001 par value, on August 4, 1997.

  For the three months ended March 28, 1999 and March 29, 1998, the Contract Services Division represented 84.4% and 84.7% of the Company's net revenues, respectively. For the same periods, the Permanent Placement Division represented 15.6% and 15.3% of the Company's net revenues, respectively.

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

  The Company has experienced growth by the addition of sales and recruiting employees, the development of new Practice Groups, the acquisition of complementary and the entrance into new regional markets. As of March 28, 1999, the Company had 430 revenue producing employees in 15 domestic markets and in London, England. As of March 29, 1998, the Company had 356 revenue producing employees in 13 domestic markets and London, England. During the period from March 29, 1998 to March 28, 1999, net revenues increased from $26.8 million to $35.9 million or 33.6%. Overall headcount for the comparable period increased by 20.8%. The Company attributes this to increased productivity of current employees and the addition of employees as a result of acquisitions of complementary business.

Results of Operations for the Three Months Ended March 28, 1999 and March 29,
1998


  Contract services revenues were $30.3 million and $22.7 million for the three months ended March 28, 1999 and March 29, 1998, respectively, increasing by 33.2% during the three months ended March 28, 1999 compared to the same period in 1998. Permanent placement revenues were $5.6 million and $4.1 million for the three months ended March 28, 1999 and March 29, 1998, respectively, increasing by 35.8% during the three months ended March 28, 1999 compared to the same period in 1998. Overall revenue increases were due primarily to the addition of new offices that have begun to now generate revenue and to a lesser extent increased billing rates. During the first quarter of 1999 revenue producing headcount increased. The increase in revenues was partially offset due to the delay of new employees reaching full productivity.

Gross Profit

  Gross profit dollars from the Company's Contract Services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit dollars for the Company's Contract Services were $9.8 million and $8.0 million for the three months ended March 28, 1999, and March 29, 1998, respectively. The Company believes this increase was due to the increased demand for the Company's services and to a lesser extent increased billing rates. Gross profit for the Company's Permanent Placement Division was $5.6 million and $4.1 million for the three months ended March 28, 1999 and March 29, 1998, respectively. This increase was primarily due to an increase in demand for the Company's Permanent Placement services.

Operating Expenses

  Operating expenses were $13.1 million for the three months ended March 28, 1999 compared to $10.4 million for the three months ended March 29, 1998. Operating expenses as a percentage of net revenues were 36.4% for the three months ended March 28, 1999 compared to 38.9% for the same period in 1998. Operating expenses consist primarily of staff compensation, training, occupancy, telephone, advertising and public company costs, most of which generally follow changes in revenue. Overall, the increase in operating expenses was primarily due to increased headcount and training costs for existing and new offices. As a percentage of revenue, operating expenses decreased due to increased productivity of revenue generating headcount.

Other Income (Expense), Net

  Interest income for the three months ended March 28, 1999 and March 29, 1998 was $4,000 and $88,000 respectively. Interest expense for the three months ended March 28, 1999 and March 29, 1998 was $92,000 and $118,000 respectively. The changes reflect an increase in cash and cash equivalents and a decrease in outstanding indebtedness. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $11,000 for the three months ended March 28, 1999 and $29,000 for the three months ended March 29, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The change in the Company's liquidity during the three months ended March 28, 1999 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding liabilities. For the three months ended March 28, 1999, the Company used $2.3 million from operations, $743,000 for investing activities and $88,000 from financing activities.

  The Company's working capital at March 28, 1999 included $0 million in cash and equivalents. The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $15.0 million. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the fixed payments and other obligations for the next year. As of March 28, 1999, the Company had no material capital commitments.

  In November 1998, the Company acquired the assets of Alexander, Bohemer, & Tomasco, LLC, doing business as Huntington Group ("HG") and Interactive Technologies Consultants ("ITC"), for an aggregate of $8.9 million consisting of a cash payment of $8.1 million and assumed net liabilities of $800,000. The Huntington Group is a retainer-based executive research firm while ITC is a provider of IT professionals on a contract basis. Both companies are located in Trumbull, Connecticut.

  Had the acquisitions of Huntington and ITC been completed at the beginning of 1998, the Company's unaudited pro forma revenues, net income and basic and diluted earnings per share for 1998 would have been approximately $130,400,000,

$4,652,000, $0.49, and $0.45. pro forma adjustments reflect interest on the cash paid in the acquisition and the amortization of goodwill.

  In August 1998, the Company acquired substantially all of the assets of TKO Personnel, Inc for $913,000 consisting of a cash payment of $228,000 and assumed net liabilities of $685,000. TKO Personnel, Inc. based in San Jose, California, is an international permanent placement recruiting organization for IT research and development professionals focusing recruiting primarily in Japan, but also from China and Korea.

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

  In December 1996, the Company completed the TeamAlliance Acquisition for a cash payment of $4.2 million at the date of acquisition and the issuance of 52,000 shares of the Company's common stock. In addition, the Company agreed to pay the principals an aggregate of an additional $4.4 million in three installments in October 1997, 1998 and 1999.

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

  The Company is in the process of implementing a new financial ERP suite that is Year 2000 compliant. The Company expects this new system will be implemented in the second quarter of 1999. In addition, the Company has identified a non-financial system used by the Company for management of contract resumes that might not be Year 2000 compliant. The Company is reviewing the impact, if any, that such non-compliance could have on its business, and intends to bring such system into compliance, or implement a new Year 2000 compliant system as soon as possible. The Company's failure to fix its current system, or to implement a new system, is likely to result in the implementation of a manual process of tracking resumes which could cause management to spend time and resources implementing such a system, which in turn, have an adverse effect on the Company's business, financial condition or results of operations.

  The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business financial condition or results of operations. To date, the Company has contacted all major suppliers and obtained confirmation that they have addressed the Year 2000 problem.

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

Fluctuations in Quarterly Results, Seasonality; Volatility of Stock Price.

  The Company's quarterly operating results have in the past and may in the future fluctuate significantly depending on a number of factors, including but not limited to: the rate of hiring and the productivity of revenue-generating personnel; the availability of qualified IT professionals; changes in the relative mix between the Company's contract services and permanent placement services; changes in the pricing of the Company's services; the timing and rate of entrance into new regional markets and the addition of Practice Groups; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT professionals; and general economic factors. Because the Company provides services on an assignment -by-assignment basis, which clients can terminate at any time, there can be no assurance that existing clients will continue to use the Company's services at historical levels. Accordingly, although the Company has experienced substantial revenue growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or profitability on a quarterly or annual basis at historical levels. In addition, although the impact of seasonal factors will vary, the Company experiences a certain amount of seasonality in its first quarter due primarily to the number of holidays and the number of internal training and incentive programs in the first quarter, which may reduce the number of days worked by IT professionals and revenue-generating employees during such quarter. For these reasons, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. In the event the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's Common Stock would likely be materially adversely affected.

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

  Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions also involve a number of other risks, including adverse effects of the Company's reported operating results from increases in goodwill amortization and interest expense, the diversion of management attention and the subsequent integration of the acquired business.

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

Industry and Geographic Concentration

  The Company's business is dependent on the trends prevalent in, and the continued growth and rate of change of, the high technology industry. In 1999 and 1998, substantially all of the Company's net revenues were derived by providing services to clients in the high technology industry. In addition, approximately 43% and 47% of the Company's net revenues in 1998 and 1997 respectively, were derived from services provided to clients in Silicon Valley. Substantial deterioration in general economic conditions in Silicon Valley or in the high technology industry as a whole would materially and adversely affect the Company's business, financial condition and operating results.

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

Concentration of Ownership by Principal Stockholders

  The company's principal stockholders, Brenda C. Rhodes and Todd Kinion beneficially owned approximately 32% of the Company's outstanding shares of Common Stock at March 28, 1999. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring a stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

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

Effect of Certain Charter provisions; Anti-Takeover Effects or Certificate of Incorporation, Bylaws, Delaware Law

  The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual special meeting of stockholders, that only the Board of Directors may call special meetings of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of March 28, 1999, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the right of any Preferred Stock that may be issued in the future. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of the Company.

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

  The Company is in the process of implementing a new financial ERP suite that is Year 2000 compliant. The Company expects that this new system will be implemented in the second quarter of 1999. In addition, the Company has identified a non-financial system used by the Company for management of contractor resumes that might not be Year 2000 compliant. The Company is reviewing the impact, if any, that such non compliance could have on its business, and intends to bring such system into compliance, or implement a new, Year 2000 compliant system as soon as possible. The Company's failure to fix its current system, or to implement a new system, is likely to result in implementation of a manual process of tracking resumes which could, in turn, have an adverse effect o the Company's business, financial condition or results of operations.

  The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial condition or results of operations. The Company has contacted all major suppliers and obtained confirmation that they have addressed the Year 2000 problems.

  PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  On May 14, 1999 the company will hold its annual stockholders meeting. The stockholders will be voting on two items; the election of the Class II directors of the Board of Directors to serve until 2002 or until their successors have been duly elected, and the ratification of Deloitte & Touche, LLP as auditors of the Company. On or about April 20, 1999, the Company furnished to its stockholders of record as of the close of business on March 29, 1999, proxy soliciting material containing information relating to the matters to be submitted to a vote by such stockholders.

Item 5.  Shareholder Proposals

  Proposals of stockholders intended to be presented at the Company's annual meeting of stockholders must be received at the Company's principal executive offices no later than December 17, 1999 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meting. Pursuant to new amendments to Rule 14a-4c of the Securities and Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on prior to March 9, 1999, then management proxies would be allowed to use their discretionary voting authority to vote discussion of the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The annual meeting of stockholders will be held on May 14, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HALL, KINION & ASSOCIATES, INC.

Date:    May 6, 1999



                                  By:       /s/ Martin A. Kropelnicki
                                     -----------------------------------
                                       Martin A. Kropelnicki
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)