Form 10-Q
period 1999-06-27
HALL KINION & ASSOCIATES INC
filed 1999-08-10
CIK 1009657

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q

                            -----------------------


      (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                    FROM     TO

                             ---------------------

                        COMMISSION FILE NUMBER 0-22869

                        HALL, KINION & ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

                          Delaware                          77-0337705
              (State or other jurisdiction                (I.R.S. Employer
            of incorporation or organization)           Identification No.)

          China Basin Landing - 185 Berry Street              94107
                      Suite 6440                            (zip code)
               San Francisco, California
        (Address of principal executive offices)

      Registrant's telephone number, including area code: (415) 974-1300

                            ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 1999:

     10,377,802 shares of common stock.

================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                              PAGE
                                                                                                                              ----
PART I.           FINANCIAL INFORMATION...................................................................................      3

Item 1.           Financial Statements....................................................................................      3

                  Condensed Consolidated Balance Sheets at June 27, 1999 and December 27, 1998 ...........................      3

                  Condensed Consolidated Statements of Income for the three and six months ended June
                  27, 1999 and June 28, 1998..............................................................................      4

                  Condensed Consolidated Statements of Cash Flows for the six months ended June 27,
                  1999 and June 28, 1998..................................................................................      5

                  Notes to Condensed Consolidated Financial Statements....................................................      6

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................................      7

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.......................................................................................     15

Item 4.           Submission of Matters to a Vote of Security Holders.....................................................     15

Item 6.           Exhibits and Reports on Form 8-K........................................................................     15

SIGNATURES        ........................................................................................................     16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                           June 27,          December 27,
                                                                                            1999                 1998
                                                                                      ------------------------------------
                                                                                         (Unaudited)
                                        ASSETS
Current Assets:
  Cash and equivalents..................................................................   $      -            $  3,082
  Investments...........................................................................         16                  15
  Accounts receivable, net of allowance for doubtful accounts of
       $1,301 at June 27, 1999 and $1,083 at December 27,1998...........................     28,655              18,158
  Prepaid expenses and other current assets.............................................        797                 613
  Receivable from stockholder...........................................................      3,000                   -
  Deferred income taxes.................................................................      2,115               1,726
                                                                                           --------            --------

       Total current assets.............................................................     34,583              23,594
                                                                                           --------            --------
Property and equipment, net.............................................................      6,981               5,909
Goodwill, net...........................................................................     26,280              25,982
Other assets............................................................................        462                 491
                                                                                           --------            --------

       Total assets.....................................................................   $ 68,306            $ 55,976
                                                                                           ========            ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit.......................................................................          -              $1,000
   Accounts payable.....................................................................      2,806               3,547
   Accrued salaries, commissions, and related payroll taxes.............................      5,562               4,935
   Accrued liabilities..................................................................      5,198               2,662
   Income taxes payable.................................................................      1,604                 514
   Current portion of long-term debt....................................................          -               3,128
                                                                                           --------            --------

       Total current liabilities........................................................     15,170              15,786

Long-term obligations...................................................................     12,516               1,083
Deferred income taxes...................................................................      1,413               1,205
                                                                                           --------            --------

       Total liabilities................................................................     29,099              18,074
                                                                                           --------            --------
Stockholders' Equity:
Common stock, (par value $0.001 per share; 100,000,000 shares authorized; outstanding: 10,370,000 shares at June 27, 1999 and
    9,536,000 shares at December 27, 1998)..............................................     37,592              34,269
Stockholder note receivable.............................................................     (5,056)                  -
Accumulated translation adjustment......................................................          5                   5
Retained earnings.......................................................................      6,666               3,628
                                                                                           --------            --------

     Total stockholders' equity.........................................................     39,207              37,902
                                                                                           --------            --------

     Total liabilities and stockholders' equity.........................................   $ 68,306            $ 55,976
                                                                                           ========            ========

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share and share amounts)
                                  (Unaudited)


                                                                 Three Months Ended                 Six Months Ended
                                                                 ------------------                ----------------
                                                             June 27, 1999   June 28, 1998     June 27, 1999   June 28, 1998
                                                             -------------   -------------    -------------   --------------
Net Revenues:
  Contract services.....................................       $34,566          $24,287           $64,833         $47,002
  Permanent placement...................................         8,318            4,262            13,911           8,382
                                                               -------          -------           -------         -------

Total net revenues......................................        42,884           28,549            78,744          55,384
Cost of contract services...............................        22,755           15,712            43,222          30,456
                                                                ------           ------            ------          ------

Gross profit............................................        20,129           12,837            35,522          24,928
Operating expenses......................................        17,185           11,185            30,247          21,620
                                                                ------           ------            ------          ------
Income from operations..................................         2,944            1,652             5,275           3,308
Other expense, net......................................            29               15               128              15
                                                                    --               --               ---              --

Income before income taxes..............................         2,915            1,637             5,147           3,293
Income taxes............................................         1,195              704             2,110           1,416
                                                                -------          ------           -------          ------
Net income..............................................        $1,720           $  933           $ 3,037          $1,877
                                                                ======           ======           =======          ======
Net income per share:
  Basic.................................................       $  0.17           $ 0.10           $  0.31            0.20
  Diluted...............................................       $  0.16           $ 0.09           $  0.29          $ 0.18

Shares used in per share computation:
  Basic.................................................    10,219,000        9,443,000         9,894,000       9,376,000
  Diluted...............................................    10,562,000       10,407,000        10,352,000      10,437,000



            See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                          Six months ended
                                                                                    June 27,          June 28,
                                                                                      1999              1998
                                                                                  ----------------------------
Cash flows from operating activities:
  Net income                                                                         $ 3,037           $ 1,877

Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:                                                              1,186               934
       Depreciation and amortization.................................
       Deferred income taxes.........................................                   (180)              254
       Other......................................................................         -                17
       Changes in assets and liabilities:
           Accounts receivable....................................                   (10,497)             (202)
           Prepaid expenses and other assets......................                      (172)              235
           Prepaid income taxes...................................                         -               394
           Accounts payable and accrued expenses..................                     2,440            (1,499)
           Income taxes payable...................................                     1,329               (69)
                                                                                       -----             -----
             Net cash provided by (used for) operating activities                     (2,857)            1,941
                                                                                       -----             -----

Cash flows from investing activities:
  Purchase of property and equipment...................................               (1,840)             (552)
  Investments..........................................................                   (1)            5,800
  Acquisition of IPEX..................................................                 (700)           (6,160)
                                                                                         ---             -----
           Net cash used for investing activities.....................                (2,541)             (912)
                                                                                       -----               ---

Cash flows from financing activities:
  Line of credit, net..................................................               (1,000)           (1,451)
  Borrowing on debt                                                                    9,416                 -
  Notes payable repayments.............................................               (1,128)           (2,591)
  Proceeds from exercise of options....................................                   84               417
  Proceeds from repayment of stockholder note receivable...............                    -                 6
  Stockholders notes receivable.                                                      (5,056)                -
                                                                                       -----             -----
             Net cash provided by (used for) financing activities.                     2,316            (3,619)
                                                                                       -----             -----
Net increase (decrease) in cash and equivalents............................           (3,082)           (2,590)
Cash and equivalents, beginning of period..................................            3,082             4,310
                                                                                       -----             -----
Cash and equivalents, end of period........................................          $     -           $ 1,720
                                                                                     =======           =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for
     Income taxes                                                                   $    874             $1,062
     Interest                                                                       $    223             $  149

  Noncash investing and financing activities
    Issuance of stock for acquisition of IPEX..............................                -             $  914

    Income tax benefit from employee stock transaction.....................         $    240             $  365


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

   The interim results for the three and six months ended June 27, 1999 are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K for the fiscal year ending December 27, 1998.

   The unaudited interim financial information as of June 27, 1999 and for the three and six months ended June 27 ,1999 and June 28, 1998, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the three and six months ended June 27, 1999, are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

2. Comprehensive Income. In January 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the six months ended June 27, 1999 and June 28, 1998, the change in net assets from nonowner sources was $0 and $3,000, respectively, for the change in the accumulated translation adjustment, and comprehensive income was $3,037,000 and $1,880,000 respectively.


3. Stockholders' Equity. On April 15, 1999, Paul Bartlett, President, exercised 750,000 options at $4.00 per share for $3,000,000. The company made two loans to Mr. Bartlett for the aggregate amount of $3,000,000. The first loan has a principal amount of $1,782,000, which is secured by 750,000 shares of the Company's Common Stock, and the second loan has a principal amount of $1,218,000, which is secured by Mr. Bartlett's personal assets, including a second deed of trust on his principal residence. Both loans bear interest rate of the Company's cost to borrowing plus 1/8% per annum, compounded monthly. The principal balance of this note, together with interest accrued is due and payable June 26, 2002. On June 28, 1999, Mr. Bartlett transferred the funds back to the Company to complete the transaction.

4. Claims, Lawsuits, and Other Contingencies. In June 1999, three class action lawsuits were filed against the Company and various of its officers, underwriters and venture capital investors, alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The lawsuits were filed by Milberg, Weiss, Bershad, Hynes & Lerach, LLP on June 16, 1999 for Parnes complainant, on June 17, 1999, for Mulanax complainant, and Finkelstein & Krinsk, on June 29, 1999, Gabos complainant, both of San Diego, California. The allegations of the complaints focus on two general areas. First, the complaints allege that the Company and certain of the individual defendants made false and misleading statements regarding forecasted revenue and earnings per share and the Company's projected growth rate. Second, the complaints allege that the Company and certain of the defendants sold stock at inflated prices while in possession of adverse non-public information regarding the revenue and earning forecasts and projected growth rate for the Company. The class period in all three actions is from early August 1997 to mid-June 1998, the date when the Company publicly disclosed that earnings per share growth would be lower than previously forecast. The actions are pending in the United States District Court for the Northern District of California. It is expected that all actions will be consolidated into a single action, and an amended complaint filed. By stipulations of the parties, the defendants are not required to respond to the complaints in any of the actions until a consolidated amended complaint is filed. The Company believes these actions are without merit and intends vigorously to defend them.

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

OVERVIEW

   Hall, Kinion & Associates, Inc. (the "Company" or "Hall Kinion") is a leading provider of high-end information technology ("IT") professionals on a contract and permanent basis, with more than 28 offices in 18 domestic markets and London, England to serve the technology services industry. To meet the specialized needs of its clients, the Company provides its services through distinct technology practice groups ("Practice Groups") organized around specific technology (such as Windows, Unix, or CAD). The Company is organized
into two divisions:  Contract Services and Permanent Placement.   The Contract
Services division ("Contract Services") provides supplemental IT professionals to research and development ("R&D") departments of high technology companies and to information systems ("IS") departments of corporate clients. The Permanent Placement division ("Permanent Placement") places IT professionals in permanent positions with high-technology companies and other corporate clients. The Company's customers include an extensive group of global high technology companies, including Inprise, Cisco Systems, IBM, Microsoft, Motorola, Oracle and numerous emerging growth companies, such as The Gap, Magellan Communications, Inc., Net Frame Systems, Exodus Communications, Inc., Resumix and Remedy Corporation.

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

   The Company's objective is to provide efficient and high quality contract and permanent IT professionals to R&D departments of high technology clients and IS departments of corporate clients to become the "agent of choice" for IT professionals. To achieve this objective, the Company: (i) focuses on technology driven clients that typically require IT professionals with more highly specialized skill sets than traditional supplemental IT personnel; (ii) provides specialized IT services through distinct Practice Groups that are focused on specific technologies and that operate relatively autonomously with their own sales and recruiting personnel; (iii) pursues cross-selling opportunities between permanent placement and contract services; (iv) seeks to attract and retain qualified IT professionals, and (v) provides strong corporate support to its 18domestic markets and in London, England.

  For the three months ended June 27, 1999 and June 28, 1998, the Contract Services Division represented 80.6% and 85.1% of the Company's net revenues, respectively. For the same periods, the Permanent Placement Division represented 19.4% and 14.9% of the Company's net revenues, respectively. For the six months ended June 27, 1999 the Contract Services Division represented 82.3% and 84.9% of the Company's net revenues, respectively. For the same period the Permanent Placement Division represented 17.7% and 15.1% of the Company's net revenues respectively.

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

  The Company has experienced growth by the addition of sales and recruiting employees, the development of new Practice Groups, the acquisition of complementary businesses and the entrance into new regional markets. As of June 27, 1999, the Company had 469 revenue producing employees in 18 domestic markets and in London, England. As of June 28, 1998, the Company had 332 revenue producing employees in 13 domestic markets and London, England. For the six months ended June 28, 1998 compared to June 27, 1999, net revenues increased from $55.4 million to $78.7 million or 42.2%. Overall headcount for the comparable period increased by 51.8%. The Company attributes this to increased productivity of current employees and the addition of employees as a result of acquisitions of complementary businesses.

Results of Operations for the Three and Six Months Ended June 27, 1999 and June 28, 1998

  Contract Services revenues were $34.6 million and $24.3 million for the three months ended June 27, 1999 and June 28, 1998, respectively, increasing by 42.3% during the three months ended June 27, 1999 compared to the same period in 1998. Contract Services revenues were $64.8 million and $47.0 million for the six months ended June 27, 1999 and June 28, 1998, respectively, increasing by 37.9% during the six months ended June 27, 1999 compared to the same period in 1998. Permanent placement revenues were $8.3 million and $4.3 million for the three months ended June 27, 1999 and June 28, 1998, respectively, increasing by 95.2% during the three months ended June 27, 1999 compared to the same period in 1998. Permanent placement revenues were $13.9 million and $8.4 million for the six months ended June 27, 1999 and June 28, 1998, respectively, increasing by 66.0% during the six months ended June 27, 1999 compared to the same period in 1998. Overall revenue increases were due primarily to the addition of new offices that have begun to generate revenue and to a lesser extent increased billing rates. During the first six months of 1999 revenue producing headcount increased. The increase in revenues was partially offset due to the delay of new employees reaching full productivity.

Gross Profit

  Gross profit dollars from the Company's Contract Services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from permanent placement services are equal to revenues, as there are no direct costs
associated with such revenues.   Gross profit dollars for the Company's Contract
Services were $11.8 million and $21.6 million for the three and six months ended June 27, 1999, respectively, compared to $8.6 million and $16.5 million for the comparable periods in 1998, increasing by 37.8% and 30.6% for the three and six months ended June 27, 1999, respectively. The Company believes this increase was due to the increased demand for the Company's services and to a lesser extent increased billing rates. Gross Profit for the Company's Permanent Placement Division was $8.3 million and $13.9 million for the three and six months ended June 27, 1999, respectively, compared to $4.3 million and $8.4 million for the comparable periods in 1998, increasing 95.2% and 66.0% for the three and six months ended June 27, 1999, respectively. This increase was primarily due to an increase in demand for the Company's Permanent Placement services.

Operating Expenses

  Operating expenses were $17.2 million and $30.2 million for the three and six months ended June 27, 1999, compared to $11.2 million and $21.6 million, for the three and six months ended June 28, 1998, respectively. Operating expenses as a percentage of revenues were 40.1% and 38.4% for the three and six months ended June 27, 1999, compared to 39.2% and 39.0% for the same periods in 1998. Operating expenses consist primarily of staff compensation, training, occupancy, telephone, advertising and public company costs, most of which generally follow changes in revenue. Overall, the increase in operating expenses was primarily due to increased headcount and training costs for existing and new offices. As a percentage of revenue, operating expenses remained consistent due to stable productivity of revenue generating headcount.

Other Expense, Net

  Interest income for the three months ended June 27, 1999 and June 28, 1998 was $72,000 and $74,000 respectively, while interest expense for the three months ended June 27, 1999 and June 28, 1998 was $132,000 and $75,000 respectively. Interest income for the six months ended June 27, 1999 and June 28, 1998 was $76,000 and $162,000 respectively, while interest expense for the six months ended June 27, 1999 and June 28, 1998 was $224,000 and $193,000 respectively. The changes reflect a decrease in cash and cash equivalents and an increase in outstanding indebtedness. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $31,000 and $20,000 for the three and six months ended June 27, 1999 and expenses of $14,000 and income of $16,000 for the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The change in the Company's liquidity during the six months ended June 27, 1999 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding liabilities. For the six months ended June 27, 1999, the Company used $2.9 million from operations, $2.5 million for investing activities and generated $2.3 million from financing activities.

  The Company's working capital at June 27, 1999 included no cash and equivalents. The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $20.0 million. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the fixed payments and other obligations for the next year. As of June 27, 1999, the Company had no material capital commitments.

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

  Had the acquisitions of Huntington and ITC been completed at the beginning of 1998, the Company's unaudited pro forma revenues, net income and basic and diluted earnings per share for 1998 would have been approximately $130,400,000, $4,652,000, $0.49, and $0.45, pro forma adjustments reflect interest on the cash paid in the acquisition and the amortization of goodwill.

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

  In January 1998, the Company acquired Group-IPEX for $7.3 million consisting of a cash payment of $6.2 million, the issuance of 46,000 shares of Company common stock valued at $914,000 and $300,000 of costs related to the acquisition. Group-IPEX, based in Lafayette, California, is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China. During the quarter the Company made an earnout payment of $700,000.

Year 2000 Issues

  The Company is continuing its assessments of its computer information systems and is continuing to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems. The Company continues to evaluate the estimated costs of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of
these compliance efforts.   While these efforts may involve additional costs,
the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds the current estimates, the Year 2000 issue could have a material effect on the Company's business, financial condition or result of operations of the Company.

  The Company is still in the process of implementing a new ERP suite that is Year 2000 compliant. In addition, the Company has identified a non-financial system used by the Company for management of contract resumes that might not be Year 2000 compliant. The Company is reviewing the impact, if any, that such non-compliance could have on its business, and intends to bring such system into compliance, or implement a new Year 2000 compliant system as soon as possible. The Company's failure to fix its current system, or to implement a new system, is likely to result in the implementation of a manual process of tracking resumes which could cause management to spend time and resources implementing such a system, which in turn, have an adverse effect on the Company's business, financial condition or results of operations.

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

Concentration of Ownership by Principal Stockholders

  The company's principal stockholders, Brenda C. Rhodes and Todd Kinion beneficially owned approximately 30% of the Company's outstanding shares of Common Stock at June 27, 1999. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring a stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

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

Effect of Certain Charter provisions; Anti-Takeover Effects or Certificate of Incorporation, Bylaws, Delaware Law

  The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual or special meeting of stockholders, that only the Board of Directors may call special meetings of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of June 27, 1999, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the right of any Preferred Stock that may be issued in the future. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of the Company.

Risks of Litigation.

  In June 1999, three class action lawsuits were filed against the Company and various of its officers, underwriters and venture capital investors, alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The lawsuits were filed by Milberg, Weiss, Bershad, Hynes & Lerach, LLP on June 16, 1999 for Parnes complainant, on June 17, 1999 for Mulanax complainant and Finkelstein & Krinsk, on June 29, 1999, for Gabos complainant, both of San Diego, California. The allegations of the complaints focus on two general areas. First, the complaints allege that the Company and certain of the individual defendants made false and misleading statements regarding forecasted revenue earnings per share and the Company's projected growth rate. Second, the complaints allege that the Company and certain of the defendants sold stock at inflated prices while in possession of adverse non-public information regarding the revenue and earning forecasts and projected growth rate for the Company. The class period in all three actions is from early August 1997 to mid-June 1998, the date when the Company publicly disclosed that earnings per share growth would be lower than previously forecast. The actions are pending in the United States District Court for the Northern District of Northern California. It is expected that all actions will be consolidated into a single action, and an amended complaint filed. By stipulation of the parties, the defendants are not required to respond to the complaints in any of the actions until a consolidated amended complaint is filed. While the Company believes these actions are without merit and intends vigorously to defend them, and believes that the insurance policies will adequately cover the pending litigation, and adverse judgement could be reached that might materially adversely affect the financial statements.

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

  The Company is continuing to conduct its assessments of its computer information systems and is continuing to take the necessary steps to determine the nature and extent of the work required to make its systems Year 2000 compliant, where necessary. These steps will require the Company to modify, upgrade or replace some of its internal financial and operational systems, equipment and operational systems. The Company continues to evaluate the estimated cost of bringing all internal systems, equipment and operations into Year 2000 compliance, but has not finished determining the total cost of these compliance efforts. While these efforts may involve additional costs, the Company believes, based upon currently available information, that these costs will not have a material adverse effect on the business, financial condition, or results of operations of the Company. However, if these efforts are not completed on time, or if the cost of updating or replacing the Company's information systems, if necessary, exceeds current estimates, the Year 2000 issue could have a material adverse impact on the business, financial condition or results of operations of the Company.

  The Company is still in the process of implementing a new financial ERP suite that is Year 2000 compliant. In addition, the Company has identified a non-financial system used by the Company for management of contractor resumes that might not be Year 2000 compliant. The Company is reviewing the impact, if any, that such non compliance could have on its business, and intends to bring such system into compliance, or implement a new, Year 2000 compliant system as soon as possible. The Company's failure to fix its current system, or to implement a new system, is likely to result in implementation of a manual process of tracking resumes which could, in turn, have an adverse effect o the Company's business, financial condition or results of operations.

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

  PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

  In June 1999, three class action lawsuits were filed against the Company and various of its officers, underwriters and venture capital investors, alleging violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The lawsuits were filed by Milberg, Weiss, Bershad, Hynes & Lerach, LLP on June 16, 1999 for Parnes complainant, on June 17, 1999 for Mulanax complainant and Finkelstein & Krinsk, on June 29, 1999, for Gabos complainant, both of San Diego, California. The allegations of the complaints focus on two general areas. First, the complaints allege that the Company and certain of the individual defendants made false and misleading statements regarding forecasted revenue earnings per share and the Company's projected growth rate. Second, the complaints allege that the Company and certain of the defendants sold stock at inflated prices while in possession of adverse non-public information regarding the revenue and earning forecasts and projected growth rate for the Company. The class period in all three actions is from early August 1997 to mid-June 1998, the date when the Company publicly disclosed that earnings per share growth would be lower than previously forecast. The actions are pending in the United States District Court for the Northern District of Northern California. It is expected that all actions will be consolidated into a single action, and an amended complaint filed. By stipulation of the parties, the defendants are not required to respond to the complaints in any of the actions until a consolidated amended complaint is filed. The Company believes these actions are without merit and intends vigorously to defend them.

Item 4.  Submission of Matters to a Vote of Security Holders

  On May 14, 1999 the Company held its annual stockholders meeting. The stockholders voted on two items; the election of the Class II directors of the Board of Directors to serve until 2002 or until their successors have been duly elected, and the ratification of Deloitte & Touche, LLP as auditors of the Company. The election resulted in the reelection of the Class II Directors of the Board and Deloitte & Touche was ratified as auditors of the Company. On or about April 20, 1999, the Company furnished to its stockholders of record as of the close of business on March 29, 1999, proxy soliciting material containing information relating to the matters to be submitted to a vote by such stockholders.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 27.1 - Financial Data Schedule

         (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HALL, KINION & ASSOCIATES, INC.

Date: August 10, 1999


                                        By:   /s/ Martin A. Kropelnicki
                                          _____________________________
                                          Martin A. Kropelnicki
                                          Vice President, and
                                          Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                          Financial Officer)