Form 10-Q
period 1999-09-26
HALL KINION & ASSOCIATES INC
filed 1999-11-09
CIK 1009657

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


      (Mark One)
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

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

                            ______________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 1999:

      10,443,788 shares of common stock.

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                                                           PAGE
                                                                                                                           ----
PART I.        FINANCIAL INFORMATION.....................................................................................   3

Item 1.        Financial Statements......................................................................................   3

               Condensed Consolidated Balance Sheets at September 26, 1999 and December 27,
               1998......................................................................................................   3

               Condensed Consolidated Statements of Income for the three and nine months ended September 26, 1999 and
               September 27, 1998........................................................................................   4

               Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 1999 and September
               27, 1998..................................................................................................   5

               Notes to Condensed Consolidated Financial Statements......................................................   6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   8

Item 3.        Quantitative and Qualificative Disclosures about Market Risks.............................................   15

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.........................................................................................   16

Item 4.        Submission of Matters to a Vote of Security Holders.......................................................   16

Item 5.        Stockholder Proposals.....................................................................................   16

SIGNATURES     ..........................................................................................................   17


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)


                         ASSETS
                                                                             September 26,              December 27,
                                                                                 1999                      1998
                                                                         ----------------------------------------------
Current Assets:                                                              (Unaudited)
  Cash and equivalents.................................................   $          1,127            $           3,082
  Investments..........................................................                 16                           15
  Accounts receivable, net of allowance for doubtful accounts of
      $1,424 at September 26, 1999 and $1,083 at December 27, 1998.....             30,743                       18,158
  Prepaid expenses and other current assets............................              1,164                          613
  Deferred income taxes................................................              2,618                        1,726
                                                                          ----------------            -----------------

      Total current assets.............................................             35,668                       23,594
                                                                          ----------------            -----------------
Property and equipment, net............................................              8,614                        5,909
Goodwill, net..........................................................             34,173                       25,982
Other assets...........................................................                489                          491
                                                                          ----------------            -----------------


      Total assets.....................................................   $         78,944            $          55,976
                                                                          ================            =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit......................................................   $              -            $           1,000
   Accounts payable....................................................              3,523                        3,547
   Accrued salaries, commissions, and related payroll taxes............              6,424                        4,935
   Accrued liabilities.................................................              5,464                        2,662
   Income taxes payable................................................              2,979                          514
   Current portion of long-term debt...................................                  -                        3,128
                                                                          ----------------            -----------------
      Total current liabilities........................................             18,390                       15,786

Long-term obligations..................................................             17,739                        1,083
Deferred income taxes..................................................              1,705                        1,205
                                                                          ----------------            -----------------
      Total liabilities................................................             37,834                       18,074
                                                                          ----------------            -----------------
Stockholders' Equity:
Common stock, (par value $0.001 per share; 100,000,000 shares authorized; outstanding: 10,414,000 shares at September 26, 1999 and
   9,536,000 shares at December 27, 1998)..............................             37,730                       34,269
Stockholder note receivable............................................             (5,414)                           -
Accumulated translation adjustment.....................................                  5                            5
Retained earnings......................................................              8,789                        3,628
                                                                          ----------------            -----------------
      Total stockholders' equity.......................................             41,110                       37,902
                                                                          ----------------            -----------------

      Total liabilities and stockholders' equity.......................   $         78,944            $          55,976
                                                                          ================            =================


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share and share amounts)
                                  (Unaudited)


                                                        Three Months Ended                            Nine Months Ended
                                                        ------------------                            -----------------
                                                    September 26,    September 27,               September 26,   September 27,
                                                        1999             1998                        1999            1998
                                                    -------------    -------------               -------------   -------------

Net Revenues:
   Contract services...........................     $      39,066    $      29,573               $     103,899   $      76,575
   Permanent placement.........................            10,258            4,492                      24,169          12,874
                                                    -------------    -------------               -------------   -------------
Total net revenues.............................            49,324           34,065                     128,068          89,449
Cost of contract services......................            25,677           19,343                      68,899          49,799
                                                    -------------    -------------               -------------   -------------
Gross profit...................................            23,647           14,722                      59,169          39,650
Operating expenses.............................            19,922           12,632                      50,170          34,252
                                                    -------------    -------------               -------------   -------------
Income from operations.........................             3,725            2,090                       8,999           5,398
Other expense, net.............................                96                9                         223              24
                                                    -------------    -------------               -------------   -------------
Income before income taxes.....................             3,629            2,081                       8,776           5,374
Income taxes...................................             1,506              895                       3,616           2,311
                                                    -------------    -------------               -------------   -------------
Net income.....................................     $       2,123    $       1,186               $       5,160   $       3,063
                                                    =============    =============               =============   =============
Net income per share:
   Basic.......................................     $        0.20    $        0.13               $        0.51   $        0.33
   Diluted.....................................     $        0.20    $        0.12               $        0.49   $        0.29
Shares used in per share computation:
   Basic.......................................        10,385,000        9,481,000                  10,057,000       9,411,000
   Diluted.....................................        10,772,000       10,057,000                  10,490,000      10,399,000


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                                              Nine months ended
                                                                                       September 26,      September 27,
                                                                                           1999               1998
                                                                                       --------------------------------
Cash flows from operating activities:
   Net income................................................................          $       5,160      $       3,063
   Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
       Depreciation and amortization.........................................                  1,979              1,421
       Deferred income taxes.................................................                   (572)              (571)
       Other.................................................................                      -                 17
       Changes in assets and liabilities:
          Accounts receivable................................................                (12,181)            (3,378)
          Prepaid expenses and other assets..................................                   (265)               (42)
          Prepaid income taxes...............................................                      -                407
          Accounts payable and accrued expenses..............................                  3,290              1,364
          Income taxes payable...............................................                  2,764              1,477
                                                                                       -------------      -------------
            Net cash provided by operating activities........................                    175              3,758
                                                                                       -------------      -------------

Cash flows from investing activities:
   Purchase of property and equipment.........................................                (3,760)              (696)
   Investments................................................................                     -              6,861
   Acquisition of IPEX........................................................                  (700)            (6,160)
   Acquisition of TKO.........................................................                   (53)              (228)
   Acquisition of TKI Consulting..............................................                (7,190)                 -
                                                                                       -------------      -------------
            Net cash used for investing activities............................               (11,703)              (223)
                                                                                       -------------      -------------

Cash flows from financing activities:
   Line of credit, net........................................................                (1,000)            (1,451)
   Borrowing on debt..........................................................                14,600                  -
   Notes payable repayments...................................................                (1,775)            (2,744)
   Proceeds from exercise of options..........................................                 3,162                477
   Proceeds from repayment of stockholder note receivable.....................                     -                  6
   Stockholders notes receivable..............................................                (5,414)                 -
                                                                                       -------------      -------------
            Net cash provided by (used for) financing activities..............                 9,573             (3,712)
                                                                                       -------------      -------------
Net decrease in cash and equivalents..........................................                (1,955)              (177)
Cash and equivalents, beginning of period.....................................                 3,082              4,310
                                                                                       -------------      -------------
Cash and equivalents, end of period...........................................         $       1,127      $       4,133
                                                                                       =============      =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Income taxes...........................................................         $       1,278      $       1,125
       Interest...............................................................         $         397      $         187
   Noncash investing and financing activities-
   Issuance of stock for acquisition of IPEX..................................                     -      $         914
   Income tax benefit from employee stock transactions........................         $         299      $         384


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

     The interim results for the three and nine months ended September 26, 1999 are not necessarily indicative of results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K for the fiscal year ended December 27, 1998.

     The unaudited interim financial information as of September 26, 1999 and for the three and nine months ended September 26, 1999 and September 27, 1998, have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the three and nine months ended September 26, 1999, are not necessarily indicative of the results that may be expected for the year ending December 26, 1999.

2. Comprehensive Income. In January 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the nine months ended September 26, 1999 and September 27, 1998, the change in net assets from nonowner sources was $0 and $3,000, respectively, for the change in the accumulated translation adjustment, and comprehensive income was $5,160,000 and $3,066,000 respectively.

3. Stockholders' Equity. On April 15, 1999, Paul Bartlett, President, exercised 750,000 options at $4.00 per share for $3,000,000. The company made two loans to Mr. Bartlett for the aggregate amount of $3,274,000 for the exercise price of the options and the payroll taxes associated with the transaction. The first loan has a principal amount of $1,782,000, which is secured by 750,000 shares of the Company's Common Stock, and the second loan has a principal amount of $1,492,000, which is secured by Mr. Bartlett's personal assets, including a second deed of trust on his principal residence. Both loans bear interest at the rate of the Company's cost of borrowing plus 1/8% per annum, compounded monthly. The principal balance of this note, together with interest accrued is due and payable June 26, 2002.

     In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which loan bears interest at the rate of the Company's cost to borrowing plus 1/8% per annum, compounded monthly. This loan is secured by 1,000,000 shares of the Company's Common Stock held by Brenda Rhodes, The principal balance of this note, together with interest accrued is due and payable January 25, 2002. The outstanding principal balance of the loan as of March 22, 1999 is $2,000,000.

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

OVERVIEW

     Hall, Kinion & Associates, Inc. (the "Company"), the talent source for the Internet economy, provides specialized technology professionals on a contract and permanent basis to Internet companies, software and hardware vendors, Fortune 1000 companies with strong intranet and extranet initiatives and e-commerce/Web-design firms. The company specializes in filling cutting-edge technology positions at R&D departments of technology leaders and innovative start-ups. With 31 offices in 20 major technology centers in the United States, England and recruiting sources in Asia through subsidiaries including TKO and IPEX, Hall Kinion serves the Silicon Valleys of the world. The Company is organized into two divisions: Contract Services and Permanent Placement. The Contract Services division ("Contract Services") provides supplemental IT professionals to Internet/e-commerce companies, research and development ("R&D") departments of high technology companies, and Information Systems ("IS") departments of corporate clients. The Permanent Placement division ("Permanent Placement") places IT professionals in permanent positions with high technology companies and other corporate clients. The Company's customers include an extensive group of global high technology companies, including Yahoo!, Netscape, Microsoft, Cisco Systems, Adobe, MCI Worldcom, Charles Schwab, Network Associates, The Gap, Amazon.com, Beyond.com, Priceline.com, and Juno.

     The internet and e-commerce industry continues to experience substantial growth and rapid rates of innovation. These trends, combined with intense competition, have placed pressure on internet and e-commerce companies to shorten product life cycles and the time-to-market of new products. The development of next generation products, however, often requires significant and highly specialized technical talent, which may not be available internally. Furthermore, as new technologies and systems are introduced, businesses, which rely on them for mission-critical functions, must implement these systems within their already complex computing environments. Consequently, internet and e-commerce companies and IS departments are faced with the challenge of finding qualified IT professionals to design, develop, deploy and maintain their systems and products. To address these demands for contract and permanent IT professionals, both the R&D departments of internet and e-commerce companies and the IS departments of large corporations are turning to IT professional service companies to augment their existing operations.

     The Company's objective is to provide efficient and high quality contract and permanent IT professionals to R&D departments of internet and e-commerce clients and IS departments of corporate clients to become the "agent of choice" for IT professionals. To achieve this objective, the Company: (i) focuses on technology driven clients that typically require IT professionals with more highly specialized skill sets than traditional supplemental IT personnel; (ii) provides specialized IT services through distinct Practice Groups that are focused on specific technologies and that operate relatively autonomously with their own sales and recruiting personnel; (iii) pursues cross-selling opportunities between permanent placement and contract services; (iv) seeks to attract and retain qualified IT professionals; and (v) provides strong corporate support to its 20 domestic markets and in London, England.

For the three months ended September 26, 1999 and September 27, 1998, the Contract Services Division represented 79.2% and 86.8% of the Company's net revenues, respectively. For the same periods, the Permanent Placement Division represented 20.8% and 13.2% of the Company's net revenues, respectively. For the nine months ended September 26, 1999 the Contract Services Division represented 81.1% and 85.6% of the Company's net revenues, respectively. For the same period the Permanent Placement Division represented 18.9% and 14.4% of the Company's net revenues respectively.

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

     The Company has experienced growth by the addition of sales and recruiting employees, the development of new Practice Groups, the acquisition of complementary businesses and the entrance into new regional markets. As of September 26, 1999, the Company had 503 revenue producing employees in 20 domestic markets and in London, England. As of September 27, 1998, the Company had 351 revenue producing employees in 13 domestic markets and London, England. For the nine months ended September 27, 1998 compared to September 26, 1999, net revenues increased from $89.4 million to $128.1 million or 43.2%. Overall headcount for the comparable period increased by 65.5%. The Company attributes this to increased productivity of current employees and the addition of employees as a result of acquisitions of complementary businesses.

Results of Operations for the Three and Nine Months Ended September 26, 1999 and September 27, 1998

     Contract Services revenues were $39.1 million and $29.6 million for the three months ended September 26, 1999 and September 27, 1998, respectively, increasing by 32.1% during the three months ended September 26, 1999 compared to the same period in 1998. Contract Services revenues were $103.9 million and $76.6 million for the nine months ended September 26, 1999 and September 27, 1998, respectively, increasing by 35.7% during the nine months ended September 26, 1999 compared to the same period in 1998. Permanent placement revenues were $10.3 million and $4.5 million for the three months ended September 26, 1999 and September 27, 1998, respectively, increasing by 128.4% during the three months ended September 26, 1999 compared to the same period in 1998. Permanent placement revenues were $24.2 million and $12.9 million for the nine months ended September 26, 1999 and September 27, 1998, respectively, increasing by 87.7% during the nine months ended September 26, 1999 compared to the same period in 1998. Overall revenue increases were due primarily to the addition of new offices that have begun to generate revenue and to a lesser extent increased billing rates. During the first nine months of 1999 revenue producing headcount increased. The increase in revenues was partially offset due to the delay of new employees reaching full productivity.

Gross Profit

     Gross profit dollars from the Company's Contract Services represent revenues less direct costs of services, which consists of payroll, payroll taxes and insurance costs for contract employees. Gross profit dollars from permanent placement services are equal to revenues, as there are no direct costs associated with such revenues. Gross profit dollars for the Company's Contract Services were $13.4 million and $35.0 million for the three and nine months ended September 26, 1999, respectively, compared to $10.2 million and $26.8 million for the comparable periods in 1998, increasing by 30.9% and 30.7% for the three and nine months ended September 26, 1999, respectively. The Company believes this increase was due to the increased demand for the Company's services and to a lesser extent increased billing rates. Gross profit for the Company's Permanent Placement Division was $10.3 million and $24.2 million for the three and nine months ended September 26, 1999, respectively, compared to $4.5 million and $12.9 million for the comparable periods in 1998, increasing 128.4% and 87.7% for the three and nine months ended September 26, 1999, respectively. This increase was primarily due to an increase in demand for the Company's Permanent Placement services.

Operating Expenses

     Operating expenses were $19.9 million and $50.2 million for the three and nine months ended September 26, 1999, respectively compared to $12.6 million and $34.3 million for the three and nine months ended September 27, 1998, respectively. Operating expenses as a percentage of revenues were 40.4% and 39.2% for the three and nine months ended September 26, 1999, respectively compared to 37.1% and 38.3% for the same periods in 1998. Operating expenses consist primarily of staff compensation, training, occupancy, telephone, advertising and public company costs, most of which generally follow changes in revenue. Overall, the increase in operating expenses was primarily due to increased headcount and training costs for existing and new offices. As a percentage of revenue, operating expenses remained consistent due to stable productivity of revenue generating headcount.

Other Expense, Net

     Interest income for the three months ended September 26, 1999 and September 27, 1998 was $83,000 and $35,000 respectively, while interest expense for the three months ended September 26, 1999 and September 27, 1998 was $180,000 and $29,000 respectively. Interest income for the nine months ended September 26, 1999 and September 27, 1998 was $159,000 and $197,000 respectively, while interest expense for the nine months ended September 26, 1999 and September 27, 1998 was $404,000 and $222,000 respectively. The changes reflect a decrease in cash and cash equivalents and an increase in outstanding indebtedness. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $1,000 and $22,000 for the three and nine months ended September 26, 1999 and expenses of $15,000 and income of $1,000 for the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The change in the Company's liquidity during the nine months ended September 26, 1999 is the net effect of funds generated by operations and the funds used for the personnel services acquisitions, capital expenditures and principal payments on outstanding liabilities. For the nine months ended September 26, 1999, the Company generated $175,000 from operations, used $11.7 million for investing activities and generated $9.6 million from financing activities.

     The Company has a revolving line of credit facility enabling the Company to borrow a stated percentage of eligible accounts receivable up to a maximum of $20.0 million of long-term debt. As of September 26, 1999, the Company has drawn down $17.7 million. While there can be no assurances in this regard, the Company expects that internally generated cash plus the bank revolving line of credit will be sufficient to support the working capital needs of the Company, the fixed payments and other obligations for the next year. As of September 26, 1999, the Company had no material capital commitments.

     In August 1999, the Company acquired the assets of TKI Consulting, Inc. ("TKI") for an aggregate of $8.1 million consisting of a cash payment of $7.2 million and assumed net liabilities of $900,000. TKI is an IT consulting and training firm, specializing in client/server and internet-based business applications.

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

     In August 1998, the Company acquired substantially all of the assets of TKO Personnel, Inc. for $913,000 consisting of a cash payment of $228,000 and assumed net liabilities of $685,000. TKO Personnel, Inc. based in San Jose, California, is an international permanent placement recruiting organization for IT research and development professionals focusing recruiting primarily in
Japan, but also from China and Korea.   During the third quarter of 1999, the
Company made an earnout payment of $53,000.

     In January 1998, the Company acquired Group-IPEX for $7.3 million consisting of a cash payment of $6.2 million, the issuance of 46,000 shares of Company common stock valued at $914,000 and $300,000 of costs related to the acquisition. Group-IPEX, based in Lafayette, California, is an international recruiting organization for IT research and development professionals focusing on recruiting primarily from India, but also from Russia and China. During the second quarter of 1999, the Company made an earnout payment of $700,000.

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

     The Company is still in the process of implementing a new ERP suite that is Year 2000 compliant. In addition, the Company has identified a non-financial system used by the Company for management of contract resumes that might not be Year 2000 compliant. The Company is reviewing the impact, if any, that such non-compliance could have on its business, and intends to bring such system into compliance, or implement a new Year 2000 compliant system as soon as possible. The Company's failure to fix its current system, or to implement a new system, is likely to result in the implementation of a manual process of tracking resumes which could cause management to spend time and resources implementing such a system, which in turn, could have an adverse effect on the Company's business, financial condition or results of operations.

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

Risk of Concentration of Market

     The Company's future business and operating results depend on the growth of the internet and e-commerce industry. The majority of the Company's revenues are derived from internet and e-commerce companies. The markets in which these companies compete are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. As a result, Hall Kinion's success depends on the internet and e-commerce companies it does business with to effectively adapt to these or any other technological developments.

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

Concentration of Ownership by Principal Stockholders

     The company's principal stockholders, Brenda C. Rhodes and Todd Kinion, beneficially owned approximately 29% of the Company's outstanding shares of Common Stock at September 26, 1999. As a result, these stockholders as a group will be able to exercise control over almost all matters requiring a stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of the Company and may discourage third parties from attempting to do so.

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

Effect of Certain Charter provisions; Anti-Takeover Effects or Certificate of Incorporation, Bylaws, Delaware Law

     The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws and Delaware law contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of the Company, which may adversely affect the market price of the Common Stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. Such provisions also may have the effect of preventing changes in the management of the Company. These provisions provide that all stockholder action must be taken at an annual or special meeting of stockholders, that only the Board of Directors may call special meetings of the stockholders and that the Board of Directors be divided into three classes to serve for staggered three-year terms. In addition, the Certificate authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock ("Preferred Stock") without stockholder approval and on such terms as the Board of Directors may determine. Although no shares of Preferred Stock are outstanding as of September 26, 1999, and the Company has no plans to issue any shares of Preferred Stock, the holders of Common Stock will be subject to, and may be adversely affected by, the right of any Preferred Stock that may be issued in the future. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of the Company.

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

     The Company also intends to determine the extent to which it may be vulnerable to any failures by its major partners and service providers to remedy their own Year 2000 issues, and is in the process of initiating formal communications with these parties. At this time the Company is unable to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties to achieve Year 2000 compliance; however, there can be no assurance that these third parties will not experience Year 2000 problems or that any problems would not have a material effect on the Company's business, financial condition or results of operations. To date the Company has contacted all major suppliers and obtained confirmation that they have addressed the Year 2000 problems.

Item 3.  Quantitative and Qualificative Disclosures about Market Risk

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign exchange rates. The Company does not use derivative financial instruments for speculative purposes.

     Short term investments. The Company maintains a short-term investment portfolio consisting mainly of debt securities with an average maturity of less than one year. These available for sale securities are subject to interest rate risk and will rise or fall in value if market interest rates change. The Company has the ability to hold its fixed income investment until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its investment portfolio.

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

     Foreign Currency Exchange Rate. The United Kingdom pound is the financial currency in the Company's subsidiary in the United Kingdom. The Company does not currently enter into foreign exchange forward looking contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, the Company does maintain cash balances denominated in the United Kingdom pound. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at December 27, 1998, the fair value of these foreign amounts would decline by an immaterial amount.


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

Item 4.  Submission of Matters to a Vote of Security Holders

  None.



Item 5.  Stockholder Proposals

     Proposals of stockholders intended to be presented at the Company's 2000 annual meeting of stockholders must be received at the Company's principal executive offices no later than December 15, 1999 in order to be included in the Company's Proxy Statement and form of proxy relating to the 2000 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities and exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 2000 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 9, 2000, then management proxies would be allowed to use their discretionary voting authority to vote discussion of the proposal if raised at the annual meeting, even though there is no discussion of the proposal in the 2000 Proxy Statement. The Company believes that the 2000 annual meeting of stockholders will be held in May of 2000.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HALL, KINION & ASSOCIATES, INC.

Date: November 9, 1999



                              By:       /s/ Martin A. Kropelnicki
                                 -----------------------------------------
                                 Martin A. Kropelnicki
                                 Vice President, and
                                 Chief Financial Officer
                                 (Duly Authorized Officer and Principal
                                  Financial Officer)

                                 Exhibit Index

27.1      Financial Data Schedule