Form 10-K405
period 1999-12-26
HALL KINION & ASSOCIATES INC
filed 2000-02-25
CIK 1009657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  for the fiscal year ended December 26, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 0-22869

                               ----------------

                        HALL, KINION & ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              77-0337705
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                         Common Stock $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of February 8, 2000, there were outstanding 10,476,389 shares of the Registrant's Common Stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on the Nasdaq Stock Market (National Market System) on February 24, 2000, was approximately $207,563,457.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement to be mailed to stockholders in connection with the registrant's annual meeting of stockholders, scheduled to be held on May 17, 2000, are incorporated by reference in Part III of this report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be part of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

   Some of the statements under "Business", "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualificative Disclosures about Market Risk" and elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

  .  our business and growth strategies;

  .  the markets we serve;

  .  liquidity; and,

  .  our efforts to increase brand awareness.

   We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified IT professionals, changes in the relative mix between contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into new geographic markets and the addition of offices, the structure and timing of acquisitions, changes in demand for IT professionals, general economic factors, and others listed under "Risk Factors," elsewhere in this report, and in our other Securities and Exchange Commission filings.

   We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

                                    PART I

Item 1. Business

Overview of the Company

   Hall, Kinion sources and delivers the most critical component of the Internet economy--human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We believe we are well qualified to identify, screen and deliver the specific IT talent demanded by our clients because we have built thorough, long-term relationships with the vendors of Internet technologies and because we are successful at recruiting IT professionals with skills in leading edge technologies. Our clients include industry leaders such as IBM, Cisco Systems and Netscape Communications as well as innovative start-ups such as E*Trade, Priceline.com and E-Stamp.

   We believe that our key competitive advantage is our ability to successfully recruit the best and brightest IT professionals. We have developed this advantage by building client relationships with technology industry leaders and communicating these relationships to the IT professional community. Our clients offer our IT professionals what we believe is their primary career objective; the opportunity to work on leading edge assignments in the Internet world. We have leveraged our competitive advantage to expand our business geographically. We began our company in Silicon Valley and have expanded our offices to additional markets with high concentrations of technology companies--the Silicon Valleys of the world.

   We have developed a scalable business model which helps us expand into new geographic markets. The cornerstone of our model is the rapid delivery of talent to our clients. We recognize that our clients operate in a time-sensitive environment in which their success is directly tied to their ability to bring their technology products and services to market ahead of their competition. We build strong, direct relationships with our clients' engineering managers in order to identify quickly their technology needs. We then actively network with the IT professional community and thoroughly search the Internet in order to identify the appropriate IT talent quickly.

Our Solution

   Our objective is to provide efficient, high quality contract and permanent IT professional services to our target market and to become the agent of choice for IT professionals. To meet this objective we:

  . Target market our services to the vendors of Internet technologies. We believe that we will stay at the forefront of technological change and that we can continue to build on our already established reputation as a provider of leading edge technology assignments by directing our efforts toward serving Internet technology providers and vendors of software and hardware for Internet applications. We recognize that providing leading edge technology talent is critical to serving our target market, and that our best means of attracting talented IT professionals is to offer assignments that use their state-of-the-art talents at leading technology companies.

   As a result, we focus our marketing efforts on clients that have the highest sensitivity to product lifecycle and use leading edge technologies, which provides us with the opportunity for the greatest gross profit margins. To assist us in directing our marketing efforts, we have segmented the market for Internet technology talent into four categories:

                                                                            Our Focus on
      Segment               Description              Critical Drivers       this Segment
      -------               -----------              ----------------       ------------
 Core technology   Companies who develop         .  Leading edge          .  Very high.
 providers         technologies and services        technology
                   specifically aimed at
                   increasing the effectiveness
                   of the Internet. These
                   technologies are intended to
                   change the way the Internet   .  Highest sensitivity    Strategically
                   functions                        to timing of product   important, but
                                                    release                a limited
                                                                           number of
                                                                           potential
                                                                           clients in this
                                                                           segment
                                                                          .  Approximately
                                                                           3% of our
                                                                           fourth quarter
                                                                           1999
                                                                           assignments
 Hardware and      Companies, such as Cisco      .  High sensitivity to   .  High. This is
 software vendors  Systems, IBM and Hewlett         timing of product      our traditional
                   Packard, which develop           release. Short         market
                   products                         product lifecycles
                   that enable users of the      .  Leading edge research .  Approximately
                   Internet to extract value      and development          43% of our
                                                                           fourth quarter
                                                                           1999
                                                                           assignments
 Intranet and      Fortune 1000 companies that   .  Largest demand for    .  This is not
 extranet          use the Internet to conduct      talent                 our primary
 companies         internal and external                                   market
                   business processes
                                                 .  One step removed from .  Less than 1%
                                                    leading edge           of our fourth
                                                    assignments            quarter 1999
                                                                           assignments
                                                 .  Less sensitivity to
                                                  timing of product
                                                  releases
 E-commerce and    Any company developing        .  Moderate technology   .  Our fastest
 mass media web    e-commerce and communication     requirements           growing segment
 companies         with customers via the
                   Internet
                                                 .  Client stock option   .  Approximately
                                                    awards make this       21% of our
                                                    segment a desirable    fourth quarter
                                                    sector for permanent   1999
                                                    employees              assignments
                                                 .  Heavy Venture Capital
                                                    funded


  . Provide rapid fulfillment to our delivery-sensitive clients. We have designed our operating model to meet the time-sensitive needs of our clients. We develop strong relationships directly with engineering managers at our clients and build aggressive IT recruiting capabilities through the use of modern technologies such as Internet search, proprietary IT talent databases and cross-office intranet based communication. As a result, we believe we have developed an advantage in meeting the needs of our target market: clients that place importance on speed of response and quality of talent but who are not particularly price-sensitive.

  . Capitalize on our client base to attract and retain IT professionals. The shortage of available talent has made attracting and retaining qualified IT professionals critical to our success. We believe that the most important motivators of IT professionals are: working on leading edge technology assignments, flexible lifestyles and compensation. We have developed advantages in addressing the motivations of our professionals. The most important motivator is the opportunity for rewarding and challenging assignments. We provide leading edge technology assignments that match our IT professionals' abilities, because we have focused on serving the vendors and users of Internet technologies. Conversely, we are able to meet the technology requirements of these companies, in great part, because we are able to attract the best and brightest IT talent. We also cater to the individual and family lifestyle demands of IT professionals by providing work assignments that may allow flexible working hours and telecommuting opportunities. We offer our IT professional employees an attractive compensation program that includes stock options and the opportunity to participate in benefit plans equivalent to those available to their full time counterparts.

  . Build brand recognition. We have implemented a strong brand recognition campaign as The Talent Source for the Internet economy(TM) with marketing promotions designed to convey an Internet image. This campaign is directed toward the Generation X market that includes a large segment of our IT professionals. Branding efforts have included a new corporate logo that conveys an Internet theme and use of the slogan "The place where speed and talent come together on the Internet." Promotions have included live web casts and an auto racing sponsorship. We believe that our branding campaign gives us a competitive advantage in soliciting technology clients and recruiting IT talent and sales and sales support employees.

  . Create a corporate culture that attracts and retains sales and sales support employees. We spend a great deal of time, energy and money recruiting our sales and sales support employees. We have created a performance-based culture, with an attitude of "celebration" that our employees find appealing and energizing. Our culture is embodied in our ongoing performance-rewarding traditions as well as our annual business planning convention and national awards trip, the highlight of the sales year at Hall, Kinion. We believe that our culture has played a significant role in our ability to recruit and retain sales and sales support employees.

  . Deliver solid corporate support to our offices. We deliver extensive training, detailed performance reporting and IT support to each of our offices in order to promote a high level of service and consistency among our offices. Our support reaches every sales and sales support professional and provides them with the tools they need to increase productivity by communicating with, and understanding and meeting the requirements of, both our clients and IT professionals.

Our Growth Strategy

   We have followed a growth strategy focused on strong internal growth, including new office openings, augmented by strategic acquisitions. Key elements of our strategy include:

  . Hiring, training and developing additional sales and sales support employees. Our sales and sales support employees, who are our key contacts with our clients and IT professionals, directly impact our ability to generate revenues. We have been successful recruiting and retaining sales and sales support personnel and have grown from 348 sales and sales support employees at the end of 1997 to 558 at the end of 1999. Sales and sales support professionals receive extensive sales training and targeted technology training during their initial orientation and throughout their careers with Hall, Kinion. As our employees are promoted, they receive additional training in these areas, as well as in management and budgeting.

  . Opening additional offices in our current geographic markets. We believe that by growing our presence in current geographic markets we substantially increase our opportunities for successful pairing of our IT talent with our clients' technology needs. As a result, new offices in existing geographic markets typically reach profitability earlier than the initial office we build in new markets. We also believe that the addition of new offices enhances the growth of existing offices in the same geographic market. We believe that there are opportunities for additional growth in each of our existing geographic markets.

  . Opening additional offices in the Silicon Valleys of the world. Our geographic growth is focused on markets where there is a large concentration of high technology companies and skilled IT professionals.

   Over the last six years, we have added 34 offices in 20 geographic markets, including Silicon Valley, Austin, Texas and Tysons Corner, Virginia. We believe that by focusing our geographic growth on the Silicon Valleys of the world, we are able to rapidly build our new offices to the "critical mass" required to achieve profitability in a new market. We intend to open offices in Atlanta, Georgia, and Tokyo, Japan during the first half of 2000 and plan to enter additional geographic markets with a high concentration of technology oriented businesses.

  . Expanding international recruiting capabilities. We have successfully placed a significant number of international recruits with our domestic clients and plan to continue expanding our international recruiting capabilities. In 1998, we acquired Group-IPEX and its expertise in using the H-1B visa system to bring foreign national IT professionals into the United States in order to meet our need for highly skilled IT professionals.

  . Acquiring complementary businesses. We also have grown our business through selected acquisitions of complementary businesses. We grew in size and gained a national presence with our acquisition of Team Alliance. We acquired Group-IPEX and TKO Personnel to provide us with an international presence for recruiting, to expand our permanent placement presence and to give us a foothold for future international expansion. We developed our executive retained search operations and strengthened our contract services offerings with the simultaneous acquisition of Huntington Group and ITC. Finally, through our most recent acquisition, TKI Consulting, we acquired project-based software development and integration capabilities. We continue to explore additional acquisition opportunities, particularly those that provide us with new technology practices, new geographic presences, additional international recruiting capabilities or executive retained search businesses.

Our Operating and Sales Model

   We provide IT talent to our clients through our Contract Services group, which delivers IT professionals on a short-term contract basis, and through our Permanent Placement Services group which sources, qualifies, and delivers IT professionals for direct hire by our clients.

Contract Services Group

   Our Contract Services group employs two types of sales and sales support employees that have complementary roles in the rapid and high quality delivery of our contract services: account managers and technical recruiting agents. As of December 26, 1999, we employed 277 sales and sales support employees, including branch managers and directors, in the Contract Services group.

   Account Managers. Our account managers are responsible for marketing our contract services. Account managers build and manage relationships with our clients. We provide them with training in the latest technologies so that they can understand our clients' rapidly changing technology needs and identify opportunities for assignments that utilize the expertise of our IT professionals. We believe that there are opportunities for additional growth in all of our geographic markets, and anticipate continued hiring of qualified account managers to target additional leading edge technology companies.

   Technical Recruiting Agents. Our technical recruiting agents are responsible for sourcing, qualifying, and representing our IT professionals. Our technical recruiting agents build relationships with our IT professionals and understand their technical expertise. A technical recruiting agent's success depends upon his or her ability to source qualified IT professionals quickly as client assignments arise. By participating in technology user groups, continually searching the Internet for qualified IT professionals, and building a database of IT professionals, our technical recruiting agents can match IT professionals to leading edge technology assignments for our clients. By acting as the advocate for the IT professional, our technical recruiting agents are continually assisting us in growing and maintaining a high quality talent pool of technical candidates.

Permanent Placement Services Group

   Our Permanent Placement Services group employs sales and sales support personnel whose primary role is the rapid and high quality delivery of permanent placement IT professionals. As of December 26, 1999, we employed 281 sales and sales support employees, including branch managers and directors, in the Permanent Placement Services group.

   Recruiters. Our recruiters are responsible for marketing our permanent placement services to our target market, and sourcing, qualifying and placing IT professionals for direct hire by our clients. Our recruiters also build and manage relationships with our clients and receive training to provide them with the skills necessary to assess our clients' rapidly changing technology needs. We task our recruiters with sourcing IT professionals and matching their skills and career objectives with employment opportunities at leading edge technology companies.

Branch Managers and Director Level Management

   We employ branch managers and director level managers in both our Contract Services and Permanent Placement Services groups. Our branch managers are responsible for managing daily production, coordinating the account manager/technical recruiting agent partnerships and recruiter relationships, as well as hiring and developing sales teams. Branch managers are incentivized to meet revenue and gross profit objectives within pricing guidelines determined at the executive level. Branch managers also solicit and develop client opportunities, such as pursuing regional and national accounts. We primarily promote our branch managers from within the company, providing an established career path for our sales and sales support employees.

   Our directors manage all branch managers in their geographic territory. They implement and actively support our corporate culture of performance, achievement and the celebration of individual and team successes. Branch managers and directors rely on sales budgets that are developed at the office level, and consolidated at the director and service group levels. Directors are incentivized to provide year-over-year and sequential quarterly revenue growth, and to perform to their budget at the revenue, gross profit and earnings before interest and income taxes levels. Our budget provides statistical metrics that help our branch managers and directors make decisions regarding the timing of expansion within their existing geographic markets and into new geographic markets.

Our Corporate Support Services

   We provide sales training, accounting and financial services, and information technology services at the corporate level to support our offices.

Corporate Training

   We provide regularly scheduled training courses to our sales and sales support personnel and their manager to foster a strong sales environment and to promote successful sales and management practices. Training includes curricula in sales and marketing, management, evolving technologies and budgeting and financial planning. In addition, periodic courses in best practice theories are presented at each office.

Accounting and Financial Services

   Our financial operations are primarily supported by a new PeopleSoft ERP package implemented in 1999. We use ten modules of PeopleSoft to track weekly, monthly, and quarterly performance at every level of operations. Our sales and sales support professionals, branch managers and directors use information provided by PeopleSoft to assist in decisions on fine tuning operations and adding employees and offices. We believe that our decentralized business model coupled with these performance metrics provides a sound framework for making daily operating decisions. We also regularly produce market analyses highlighting trends in our performance and our market place to help guide our company-wide strategic decision making.

Information Technology Services

   We provide the tools necessary for our employees to deliver our services with the speed demanded by the Internet economy. IT talent sourcing and communication with clients and among offices via the Internet are critical to our business model. In addition, we utilize several other Internet-related tools and encourage employees to use the latest Internet applications such as Monster.com and Dice.com, to better serve our clients. At the core of our connectivity strategy is independent Internet access for all employees, a corporate wide intranet and shared access to our proprietary database of IT talent.

Clients

   In the fourth quarter of 1999, 67% of our overall assignments were with technology companies working on Internet-related projects. Although our target market is vendors of Internet technologies, a significant portion of our assignments comes from services provided to clients in high technology product research and development industry whose products are not directly Internet-related. In the fourth quarter of 1999, these services accounted for 33% of our overall asignments and remain an important component of our business.

   We focus on companies requiring IT professionals for leading edge technology applications. Our assignments typically place an individual or a small group of skilled professionals and, as a result, we have minimal client concentration. In 1999, no client accounted for more than 5% of our net revenues and our top ten clients accounted for less than 15% of our net revenues. Our top ten clients in 1999 were:

           .  IBM Corporation          .  Oracle
           .  Motorola                 .  The Gap
           .  AT&T Wireless            .  McKinsey & Co.
           .  ISP Channel              .  Network Associates
           .  Apex PC Solutions        .  Regence Blue
                                          Shield/Blue Cross

Technologies Served

   We traditionally have supplied a significant percentage of our talent to help our clients develop the next generation of technology services and products. As a result, we have kept abreast of the latest technology trends and have been able to evolve the skill set of our IT professionals to meet the demands of our leading edge technology clients. The following technologies are a representative sample of the e-commerce and software development skills that our IT professionals currently use in client assignments:

           .  Java                     .  Broadvision
           .  Cold Fusion              .  COM and DCOM
           .  XML                      .  EJB
           .  Corba                    .  ERWin
           .  ASP                      .  UML

Employees

   As of December 26, 1999, 1,427 of our IT professionals were providing contract services to our clients. This number included 1,112 employees and 315 subcontractors. Our corporate staff at December 26, 1999, consisted of 678 full-time employees, of whom 558 were sales and sales support personnel and 120 were administrative and accounting personnel. We are not a party to any collective bargaining agreements covering any employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

Competition

   The IT staffing industry is highly competitive and fragmented and has low barriers to entry. In our Contract Services group, we compete for potential clients with providers of IT staffing services and, to a lesser extent, computer systems consultants, providers of outsourcing services, systems integrators and temporary personnel agencies. In our Permanent Placement Services group, we compete primarily against local and regional recruiting companies. Many of our current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than our company. In addition, many of these competitors may have certain distinct advantages. Our competitors that are smaller companies may be able to respond more quickly to customer requirements. Our competitors that are larger companies may be able to devote greater resources to marketing their services. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and competitive pressures that we face may have a material adverse effect on our business, operating results and financial condition. We believe that the principal factors relevant to competition in the IT staffing services industry are the recruitment and retention of highly qualified IT professionals, rapid and accurate response to client requirements and, to a lesser extent, price. We believe that we compete favorably with respect to these factors.

   The recruitment of IT professionals is also highly competitive. We compete for IT professionals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and our clients. We may not be able to recruit and retain sufficient numbers of IT professionals successfully.

Facilities

   Our principal executive offices are currently located in San Francisco, California and occupy an aggregate of approximately 9,000 square feet of office space pursuant to a lease that expires in December 2003. We also lease or sublease office space for our operations in Austin, Dallas and Houston, Texas; Capitola, Fremont, Mountain View, San Mateo, Lafayette, San Jose, Sacramento and Cupertino, California; Boston, Massachusetts; Chicago and Schaumburg, Illinois; Denver and Boulder, Colorado; London, England; New York, New York; Trumbull, Connecticut; Tampa and Orlando, Florida; Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; Iselin, New Jersey; McLean, Virginia; Minneapolis, Minnesota; Bellevue and Seattle, Washington; and New Delhi, India. In addition, we own a training facility located in Park City, Utah.

Corporate History

   We were incorporated in California in 1991. During 1994, we began to expand our West Coast presence, and in 1996, we developed a national presence by acquiring Team Alliance, Inc. We reincorporated in Delaware in June 1997 and completed the initial public offering of our common stock in August 1997. We have grown from a single office in 1993 to 35 offices in 21 geographic markets, as of December 26, 1999.

                                 RISK FACTORS

   You should also consider these risk factors when you read "forward-looking" statements elsewhere in this report. You can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. They are subject to a number of risks and uncertainties, including the risks described in this section and those described in "Special Note Regarding Forward-Looking Statements."

An inability to hire and retain a sufficient number of IT professionals with the extensive knowledge of Internet, computer and networking technologies required by our clients would negatively impact our business, operating results and financial condition.

   Our future success depends on our ability to attract and retain qualified IT professionals with the technical skills and experience necessary to meet our clients' requirements for technical personnel. Competition for individuals with proven technical expertise, particularly in the Internet, computer and networking and other technology environments for which we provide services, is intense, and we expect that competition for IT professionals will increase in the future. We may not be able to attract and retain qualified IT professionals in sufficient numbers in the future. Furthermore, IT professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with us at any time. We compete for these individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and our clients. Many of the IT professionals who work with us also work with our competitors from time to time. IT professionals currently working on projects for us may choose to work for competitors on future assignments. Our net revenues in any period are related, among other factors, to the number of IT professionals we have on staff and engaged on assignments. If we were unable to hire or retain a sufficient number of such personnel, our business, operating results and financial condition would be materially adversely affected.

Any decrease in demand for our services would have a material negative impact on our business, operating results and financial condition.

   We have derived most of our revenues from projects involving the Internet, computer and networking industries. These industries are experiencing rapid rates of change and innovation which have resulted in an intense demand for the IT professionals that we offer. Any slowdown in the rate of innovation in these industries or any general reduction in demand for personnel with expertise in leading Internet, computer or networking technologies could reduce the demand for our services. Reduction in demand for our services could have a material negative impact on our business, operating results and financial condition. Our expenses for salaried IT professionals are relatively fixed in the short term, and we generally cannot reduce expenses quickly in response to decreased demand for our services.

   Our clients may also start to hire permanent employees rather than use our contract services if they believe that hiring permanent employees could be more effective than using our contract services. If that were to happen, revenues from our Contract Services group could decline materially. A material revenue decline in our Contract Services group would negatively impact our business, operating results and financial condition.

   Persons with expertise in Internet, computer and networking technologies that would otherwise use our services may increasingly contract directly with technology companies. The proliferation of job sites on the Internet may allow these individuals to find employment opportunities without using our services. Demand for our services may not increase or remain at historical levels. Any decrease in demand for our services would have a material negative impact on our business, operating results and financial condition.

Our business, operating results and financial condition could be negatively impacted if demand for our services in any new geographic markets we enter is less than we anticipate, if our new offices are not profitable in a timely manner or if we fail to hire qualified employees.

   Our growth depends in part on our ability to enter new geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

  . develop, recruit and maintain a base of qualified IT professionals within a new geographic market;

  . initiate, develop and sustain corporate client relationships in each new geographic market;

  . attract, hire, integrate and retain qualified sales and sales support employees; and

  . accurately assess the demand of a new market.

   The addition of offices and entry into new geographic markets may not occur on a timely basis or achieve anticipated financial results. The addition of new offices and entry into new geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted.

Our quarterly operating results may fluctuate, which could cause the price of our stock to decline.

   Our quarterly operating results have in the past and may in the future fluctuate significantly depending on a number of factors, including, but not limited to:

  . the availability of IT professionals;

  . changes in the demand for IT professionals;

  . the hiring rate and the productivity of our sales and sales support personnel;

  . departures or temporary absences of key sales and sales support personnel;

  . the availability of H-1B work permits for foreign national IT professionals who wish to work in the United States;

  . changes in the relative mix between our contract services revenues and our permanent placement services revenues;

  . changes in the prices we are able to charge for our services;

  . the timing and rate of entry into new geographic markets and the addition of offices in existing geographic markets;

  . the structure and timing of acquisitions of complementary businesses; and

  . general economic factors.

In addition, because we provide contract services on an assignment-by-assignment basis, which clients can terminate at any time, existing clients may not continue to use our services at historical levels. We also experience some seasonality in our first quarter primarily due to the number of holidays and inclement weather in that quarter, which may reduce the number of days worked by IT professionals and sales and sales support employees. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In the event our operations should fall below the expectations of public market analysts and investors, the price of our common stock would likely decline.

Failure to manage growth properly could negatively affect our business and financial condition.

   We have recently experienced a period of rapid growth that has placed and will continue to place significant demands upon our management and other resources. Our net revenues increased 33.7% from $92.8 million in 1997 to $124.1 million in 1998 and 45.6% to $180.7 million in 1999 while headcount increased from 471 employees in 1998 to 678 employees in 1999. Our ability to manage future growth effectively will require us to hire additional management personnel and expand our operational, financial and other internal systems. We may not be able to hire additional qualified management personnel. Furthermore, implementing a new or expanded financial and management information system can be time-consuming and expensive and require significant management resources. Our current personnel, systems, procedures and controls may not be adequate to support our future operations and we may not be able to implement any new system effectively. A failure to manage our growth effectively could have a material negative effect on our business, operating results and financial condition.

Our permanent placement business is difficult to forecast and is cyclical, and a decline in our permanent placement business would cause a decline in our revenue, gross profit and net income.

   Our permanent placement business has fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. We provide permanent placement services on an assignment-by-assignment basis, which clients can terminate at any time, and existing clients may not continue to use our services at historical levels. A decline in our permanent placement business will result in a decrease in our net revenues. More importantly, gross profit for our permanent placement services group is essentially equal to permanent placement net revenues as there are no direct costs associated with such revenues. Therefore, a decline in our permanent placement business would result in a decrease in our gross profit margins and net income.

Failure to manage and integrate acquisitions properly could adversely affect our business, operating results and financial condition.

   A component of our growth strategy is the acquisition of complementary businesses. In order to implement this strategy successfully, we have to:

  . identify suitable acquisition candidates;

  . obtain requisite financing;

  . acquire the candidates on suitable terms; and

  . integrate their operations successfully with ours.

   We may not be able to identify suitable acquisition candidates, and we may not be able to acquire candidates on suitable terms. Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition candidates and a diminished pool of candidates available for acquisition. Acquisitions also involve a number of other risks, including:

  . negative effects on our reported operating results from increases in goodwill amortization and interest and other acquisition-related expenses;

  . the diversion of management's attention;

  . the integration of any acquired business, which may result in significant integration-related expenses;

  . the departure of key personnel at the acquired business; and

  . uncertainty that an acquired business will achieve anticipated revenues and earnings.

   To the extent we seek to acquire complementary businesses for cash, we may be required to obtain additional financing. However, required financing with acceptable terms may not be available, which would prevent us from making cash acquisitions. Due to all of the foregoing, acquisitions may have a material negative effect on our business, operating results and financial condition. In addition, if we issue stock to complete any future acquisitions, existing stockholders will experience ownership dilution.

We are dependent on our sales and sales support personnel to maintain and increase our revenue growth.

   We generate our net revenues when our sales and sales support personnel successfully match our IT professionals with our clients' needs. The qualified sales and sales support personnel we require are in high demand and are likely to remain a limited resource for the foreseeable future. Experienced sales and sales support personnel have left our company in the past. In the future, we expect departures of experienced sales and sales support personnel from time to time. We will need to hire additional, productive sales and sales support personnel in order to maintain our revenue growth. We may not be able to attract or retain productive sales and sales support personnel. If we are unable to attract and retain productive sales and sales support personnel in a cost-effective manner, it could negatively impact our net revenues and profitability.

We could lose market share or suffer declining profit margins due to intense competition.

   The IT staffing industry is highly competitive and fragmented and has low barriers to entry. In our Contract Services group, we compete for potential clients with providers of IT staffing services and, to a lesser extent, computer systems consultants, providers of outsourcing services, systems integrators and temporary personnel agencies. In our Permanent Placement Services group, we compete primarily against local and regional recruiting companies. Many of our current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than our company. Our competitors that are smaller companies may be able to respond more quickly to customer requirements. Our competitors that are larger companies us may be able to devote greater resources to marketing their services. In addition, recently a number of job sites have been established on the Internet. These sites allow IT professionals to find employment opportunities without using our services, and therefore, demand for our services may decrease. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and negatively affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and competitive pressures that we face may have a material negative effect on our business, operating results and financial condition.

We may be unable to obtain a sufficient number of government permits to place employees from foreign countries in the United States.

   Some of our IT professionals are foreign nationals working in the United States under H-1B work permits. Accordingly, both we and these foreign nationals must comply with the United States immigration laws. Our inability to obtain H-1B permits for these employees in sufficient quantities or at a sufficient rate could have a material negative effect on our business, operating results and financial condition. Furthermore, Congress and administrative agencies with jurisdiction over immigration matters have periodically expressed concerns over the levels of immigration into the United States. These concerns have often resulted in proposed legislation, rules and regulations aimed at reducing the number of work permits that may be issued. In recent years the maximum number of H-1B permits allocated for a given year has been reached very soon after permits became available. Therefore, we attempt to hire our anticipated annual requirement of foreign national IT professionals whenever H-1Bs are available, in anticipation of a shortage of H-1Bs permits later in the year. If we are not able to place these IT professionals in a timely manner, we will have incurred costs and expenses that we may not be able to offset with revenues. Any changes in laws making it more difficult to hire foreign nationals or limiting our ability to obtain foreign employees could require us to incur additional unexpected labor costs and expense. Further, restrictions or limitations on hiring practices could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon the services of our key personnel.

   Our future business and operating results depend in significant part upon the continued contributions of our key employees and senior management personnel, many of whom would be difficult to replace. The loss or temporary absence of any of our senior management, significant sales and sales support employees, other key personnel and, in particular, Brenda C. Rhodes, our Chief Executive Officer, could have a material negative effect on our business, operating results and financial condition.

We could become involved in litigation with our clients and IT professionals regarding intellectual property ownership or performance of our services.

   We are exposed to liability with respect to the services our IT professionals perform while on assignment, such as damages caused by errors of IT professionals, misuse of client proprietary information or theft of client property. We agree to indemnify our clients from these damages. We have purchased insurance coverage to protect us from this liability. However, due to the nature of our assignments, and in particular the access by our IT professionals to client information systems and confidential information, our insurance coverage may not be adequate to cover our potential liability. Additionally, we may not be able to renew our existing insurance on reasonable terms or at adequate levels. We may be exposed to discrimination and harassment claims or other similar claims as a result of inappropriate actions allegedly taken against IT professionals by corporate clients. As an employer, we are also exposed to possible claims of wrongful discharge and violations of immigration laws. Employment related claims might result in negative publicity, litigation and liability for monetary damages and fines. Finally, we engage subcontractors in our business and are therefore exposed to potential claims by the Internal Revenue Service alleging that these subcontractors were our employees.

   We generally assign intellectual property ownership to our clients. Issues relating to ownership of and rights to use intellectual property can be complicated. We may become involved in disputes where we could incur substantial costs and diversion of management resources.

An unfavorable judgment in our pending class action lawsuit could negatively impact our business, operating results and financial condition.

   In June 1999, we and certain of our directors and officers were named as defendants in three putative class actions filed in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities and Exchange Act of 1934. Pursuant to court order, those cases have been consolidated, and a consolidated amended complaint was filed on January 24, 2000. The action arises out of our announcement that revenues and earnings for the quarter ending June 1998 would fall below analysts' expectations. The action purports to be brought on behalf of all purchasers of our common stock between August 5, 1997, the date of our initial public offering, and June 18, 1998, when we pre-announced this shortfall. The complaint generally alleges that we misstated our future prospects in various press releases and communications with analysts, and failed to disclose alleged internal problems with the integration of certain acquired businesses. The complaint also alleges that insiders sold material amounts of stock held while in possession of material nonpublic information. While we believe that the claims are without merit, and that our directors and officers liability insurance will adequately cover the pending claims, an unfavorable judgment in the matter could have a material negative impact on our business, operating results and financial condition.

A small number of our stockholders can exercise substantial influence over our company.

   Our principal stockholders, Brenda C. Rhodes, Todd J. Kinion and Paul H. Bartlett beneficially owned a total of approximately 39.9% of our outstanding shares of common stock at February 8, 2000. As a result, these stockholders as a group will be able to exercise substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of our company and may discourage third parties from attempting to do so.

Our charter and bylaws may delay or prevent a transaction that our stockholders would view as favorable.

   Our charter and bylaws, and Delaware law, contain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in control of our company, which may negatively affect the market price of the common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price. These provisions also may have the effect of preventing changes in our management. These provisions provide that all stockholder action must be taken at an annual meeting of stockholders, that only our board of directors may call special meetings of the stockholders and that our board of directors be divided into three classes to serve for staggered three-year terms. In addition, our charter authorizes our board of directors to issue up to 10,000,000 shares of preferred stock without stockholder approval on such terms as our board of directors may determine. Although no shares of our preferred stock are outstanding, and we have no plans to issue any shares of preferred stock, the holders of common stock will be subject to, and may be negatively affected by, the right of any preferred stock that may be issued in the future. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation law, which could have the effect of delaying or preventing a change of control of our company.

"Year 2000" problems could involve us in litigation.

   Many existing computer systems worldwide are programmed to process dates using only two digits for the year of the date rather than four digits (e.g., "99" for 1999). Computer systems which process dates in this manner began recording transactions on and after January 1, 2000 with the year "00." These systems may encounter significant processing inaccuracies and potentially system failure. We rely on numerous computer systems for our day-to-day operations and may be adversely affected by the year 2000 situation. Substantially all of our clients are similarly dependent on computer systems and they also may be adversely affected by the year 2000 situation. Although neither we nor any client known to us has experienced any material year 2000 problems to date, some experts have warned of the possibility of lingering year 2000 problems that may not become apparent until later in the year 2000 or beyond.

   We continue to believe that the year 2000 problem will not pose significant problems for our business and operations on a going forward basis. However, the Year 2000 problem could pose significant operational problems or have a material adverse effect on our business, financial condition and results of operations in the future.

Item 2. Properties

   Our principal executive offices are currently located in San Francisco, California and occupy an aggregate of approximately 9,000 square feet of office space pursuant to a lease that expires in December 2003. We also lease or sublease office space for its operations in Austin, Dallas and Houston, Texas; Capitola, Fremont, Mountain View, San Mateo, Lafayette, San Jose, Sacramento and Cupertino, California; Boston, Massachusetts; Chicago and Schaumburg, Illinois; Denver and Boulder, Colorado; London, England; New York, New York; Trumbull, Connecticut; Tampa and Orlando, Florida; Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; Iselin, New Jersey; McLean, Virginia; Minneapolis, Minnesota; Bellevue and Seattle, Washington; and New Delhi, India. In addition, the Company owns a training facility located in Park City, Utah.

Item 3. Legal Proceedings

   In June 1999, the Company and certain of its directors and officers were named as defendants in three putative class actions filed in the United States District Court for Northern California, alleging violations of Section 10(b) of the Securities and Exchange Act of 1934. Pursuant to court order, those cases have been consolidated, and a consolidated amended complaint was filed on January 24, 2000. The action arises out of the Company's announcement that our revenues and earnings for the quarter ending June 1998 would fall below analysts' expectations. The action purports to be brought on behalf of all purchasers of the Company's Common Stock between August 5, 1997, the date of the Company's initial public offering, and June 18, 1998, when the Company pre-announce this shortfall. The complaint generally alleges that the Company misstated its future prospects in various press releases and communications with analysts, and failed to disclose alleged internal problems with the integration of certain acquired businesses. The complaint also alleges that insiders sold material amounts of stock held while in the position of material nonpublic information. The Company will be moving to dismiss all claims in the action, and a decision is not expected before April 2000. While the Company believes that the claims are without merit, and that its Directors & Officers liability insurance will adequately cover the pending claims, no assurance can be given that an adverse judgment in the matter would not have a material adverse impact on the Company's business and financial condition

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Common Stock is listed for trading on the NASDAQ under the symbol "HAKI". On December 26, 1999, there were approximately 63 holders of record of the Common Stock.

   The table below sets forth the high and low sales prices per share as reported on the NASDAQ National Market System for the fiscal years ended December 26, 1999 and December 27, 1998.

                                                                   Sales Price
                                                                  -------------
     Fiscal year ended December 26, 1999                           High   Low
     -----------------------------------                          ------ ------
     4th quarter ended December 26, 1999......................... $19.50 $10.00
     3rd quarter ended September 26, 1999........................ $11.50 $ 6.38
     2nd quarter ended June 27, 1999............................. $ 8.50 $ 5.38
     1st quarter ended March 28, 1999............................ $10.00 $ 4.75
     Fiscal year ended December 27, 1998                           High   Low
     -----------------------------------                          ------ ------
     4th quarter ended December 27, 1998......................... $ 8.88 $ 5.88
     3rd quarter ended September 30, 1998........................ $ 9.25 $ 5.94
     2nd quarter ended June 28, 1998............................. $19.25 $ 6.38
     1st quarter ended March 29, 1998............................ $21.88 $13.00

   No cash dividends were paid in 1999, 1998, or 1997. The Company, as it deems appropriate, may continue to retain all earnings for use in its business or may consider paying a dividend in the future. The Company cannot currently issue dividends without acquiring bank consent prior to issuance.

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

                                            Fiscal Year Ended
                                ---------------------------------------------
                                  1999      1998     1997     1996     1995
                                --------  --------  -------  -------  -------
                                (in thousands, except per share amounts)
Consolidated Statement of
 Income Data:
Net revenues................... $180,749  $124,132  $92,831  $50,571  $29,385
Cost of contract services......   96,502    69,066   54,769   30,342   19,209
                                --------  --------  -------  -------  -------
Gross profit...................   84,247    55,066   38,062   20,229   10,176
Selling, general and
 administrative expenses.......   70,732    47,284   33,689   18,233    8,869
                                --------  --------  -------  -------  -------
Income from operations.........   13,515     7,782    4,373    1,996    1,307
Other income (expense), net....     (477)      (51)    (127)     369     (156)
                                --------  --------  -------  -------  -------
Income before income taxes.....   13,038     7,731    4,246    2,365    1,151
Income taxes...................    5,382     3,325    1,737    1,004      469
                                --------  --------  -------  -------  -------
Net Income..................... $  7,656  $  4,406  $ 2,509  $ 1,361  $   682
                                ========  ========  =======  =======  =======
Income per share:
  Basic........................ $   0.75  $   0.47  $  0.34  $  0.22  $  0.11
                                ========  ========  =======  =======  =======
  Diluted...................... $   0.71  $   0.43  $  0.25  $  0.16  $  0.11
                                ========  ========  =======  =======  =======
Weighted Average Common Shares
 Outstanding:
  Basic........................   10,155     9,439    7,339    6,282    6,282
  Diluted......................   10,716    10,342    9,907    8,350    6,311
Consolidated Balance Sheet
 Data:
Working capital (deficit)...... $ 15,560  $  7,808  $19,390  $   189  $  (114)
Total assets...................   76,554    55,976   42,440   22,994    5,680
Long term debt and other
 obligations...................   14,161     1,083    2,549    6,738       --
Redeemable convertible
 preferred stock...............       --        --       --    9,900       --
Stockholders' equity
 (deficit).....................   43,969    37,902   31,530   (2,748)     941

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

   The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The discussion in this section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Additional information relating to forward-looking statements is included in this report under the caption "Special Note Regarding Forward-Looking Statements."

Overview

   We source and deliver the most critical component of the Internet economy-- human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We have 35 offices located in 21 geographic markets. Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 80.5% of our net revenues in 1999, 85.5% in 1998 and 86.5% in 1997. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 19.5% of our net revenues in 1999, 14.5% in 1998 and 13.5% in 1997.

   Our net revenues are derived principally from the hourly billings of our IT professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each IT professional candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent placement revenues are recognized when an IT professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

   We have experienced growth by:

  . expanding our pool of IT professionals;

  . entering new geographic markets;

  . adding sales and recruiting employees;

  . opening new offices in existing geographic markets; and

  . acquiring complementary businesses.

   Net revenues increased to $180.7 million in 1999 from $124.1 million in 1998, representing a 45.6% increase. Over this same period, we increased our number of sales, sales support and administrative employees to 678 individuals in 21 geographic markets from 471 individuals in 16 geographic markets, representing a 43.9% increase in headcount. The number of revenue producing sales and sales support employees included in the overall headcount increased to 558 in 1999 from 397 in 1998, a 40.6% increase. The addition of new offices, strategic acquisitions, and the entry into new geographic markets have resulted in substantial increases in our operating expenses, primarily due to increased headcount. These expenses are incurred in advance of expected revenues because there is typically a delay before our sales and sales support personnel reach full productivity. As a result, in periods when we significantly increase our number of offices or acquisitions, our gross profit and net income may be negatively impacted.

Results of Operations

   The following table sets forth our results of operations as a percentage of net revenues for the periods shown:

                                                               Fiscal year
                                                                ended(1)
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
Net revenues:
  Contract services........................................  80.5%  85.5%  86.5%
  Permanent placement services.............................  19.5   14.5   13.5
                                                            -----  -----  -----
    Total net revenues..................................... 100.0  100.0  100.0
Cost of contract services..................................  53.4   55.6   59.0
                                                            -----  -----  -----
Gross profit(2)............................................  46.6   44.4   41.0
Operating expenses.........................................  39.1   38.1   36.3
                                                            -----  -----  -----
Income from operations.....................................   7.5    6.3    4.7
Other expenses, net........................................   0.3    0.1    0.1
                                                            -----  -----  -----
Income before taxes........................................   7.2    6.2    4.6
Income taxes...............................................   3.0    2.7    1.9
                                                            -----  -----  -----
Net income.................................................   4.2%   3.5%   2.7%
                                                            =====  =====  =====

--------
(1) Our fiscal year ends on the last Sunday of December.
(2) Gross profit for contract services as a percentage of net contract service revenues was 33.6% in 1999, 34.9% in 1998 and 31.8% in 1997.

Fiscal Year Ended December 26, 1999 Compared to Fiscal Year Ended December 27, 1998

   Net Revenues. Net revenues increased 45.6% to $180.7 million in 1999 from $124.1 million in 1998. Net revenues from our Contract Services group increased 37.0% to $145.4 million in 1999 from $106.1 million in 1998. Net revenues from our Permanent Placement Services group were $35.3 million in 1999 and $18.0 million in 1998, representing an increase of 96.2%. The increase in net revenues in 1999 was due primarily to growth in existing offices, addition of new offices and, to a lesser extent, acquisitions of complementary businesses. Our revenue producing sales and sales support employee headcount increased throughout the year reaching 558 as of the end of 1999 from 397 as of the end of 1998, a 40.6% increase. Our IT professional headcount increased to 1,427 at the end of 1999 from 1,159 at the end of 1998, an increase of 23.1%.

   Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues as there are no direct costs associated with such revenues. Gross profit increased by 53.0% to $84.2 million for 1999 from $55.1 million for 1998. This increase was primarily attributable to an increase in the number of assignments, an increase in average billing rates, and an increase in demand for services from our Permanent Placement Services group. The increase in average billing rates was primarily attributable to an increase in higher rate leading edge technology contract services assignments. Gross profit as a percentage of net revenues increased to 46.6% for 1999 from 44.4% for 1998. This increase was due primarily to an increase in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Services group, while within our historical range, decreased slightly to 33.6% for 1999 from 34.9% for 1998. This decrease was attributable primarily to our customers' Y2K concerns. During the latter half of 1999, many companies chose not to make system changes due to Y2K concerns. Therefore we experienced increased non-billable time in some of our Contract Services group offices.

   Operating Expenses. Operating expenses consist primarily of employee costs, recruiting expenses, marketing expenses and amortization of intangible assets related to acquisitions. Operating expenses increased by 49.6% to $70.7 million for 1999 compared to $47.3 million for 1998. Operating expenses as a percentage of net revenues increased to 39.1% for 1999 from 38.1% for 1998. The increases resulted primarily from expenses associated with increased sales, sales support and administrative employee costs, facility costs, amortization and depreciation expense, and costs for a new marketing campaign.

   Other Expense. Interest income increased to $263,000 for 1999 from $215,000 for 1998. The increase in interest income resulted from interest related to loans made to some executive officers in 1999. Interest expense increased to $723,000 for 1999 compared to $255,000 for 1998. The increase in interest expense primarily reflected debt incurred in connection with acquisitions and an overall increase in interest rates.

   Income Taxes. Our effective income tax rate was 41.3% for 1999 compared to 43.0% for 1998. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

   Net Income. Net income increased 73.8% to $7.7 million for 1999 from $4.4 million for 1998. Net income as a percentage of net revenues was 4.2% for 1999 compared to 3.5% for 1998.

Fiscal Year Ended December 27, 1998 Compared to Fiscal Year Ended December 28, 1997

   Net Revenues. Net revenues increased 33.7% to $124.1 million in 1998 from $92.8 million in 1997. Net revenues from our Contract Services group increased 32.2% to $106.1 million in 1998 from $80.3 million in 1997. Net revenues from our Permanent Placement Services group were $18.0 million in 1998 and $12.6 million in 1997, representing an increase of 43.2%. The increase in net revenues in 1998 was due primarily to growth in existing offices, addition of new offices and, to a lesser extent, acquisitions of complementary businesses. Our revenue producing sales and sales support employee headcount increased to 397 as of the end of 1998 from 348 as of the end of 1997, representing a 14.1% increase, with increases occurring throughout the year. Our IT professional headcount increased to 1,159 at the end of 1998 from 1,040 at the end of 1997, an increase of 11.4%.

   Gross Profit. Gross profit increased by 44.7% to $55.1 million for 1998 from $38.1 million for 1997. This increase was attributable primarily to an increase in the IT professional headcount, an increase in average billing rates, and an increase in demand for services from our Permanent Placement Services group. The increase in average billing rates was primarily attributable to an increase in higher rate leading edge technology contract services assignments. Gross profit as a percentage of net revenues increased to 44.4% for 1998 from 41.0% for 1997. The increase was due primarily to an increase in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Services group increased to 34.9% in 1998 from 31.8% in 1997. This increase is primarily attributable to acquisitions of complementary businesses, an emphasis on expansion of higher margin business in existing markets and cross selling of higher margin services.

   Operating Expenses. Operating expenses increased by 40.4% to $47.3 million for 1998 compared to $33.7 million for 1997. The increase resulted primarily from increased sales, sales support and administrative employee costs, facility costs, and amortization and depreciation costs. Operating expenses as a percentage of net revenues increased to 38.1% for 1998 from 36.3% for 1997, as we continued to increase our sales and administrative employee headcount and enhance our infrastructure. Operating expenses were incurred in advance of associated revenue because there was a delay before our revenue generating personnel reached full productivity.

   Other Expense. Interest income decreased to $215,000 for 1998 from $485,000 for 1997. The decrease in interest income resulted from repayment in 1997 of loans made to some directors and executive officers. Interest expense decreased to $255,000 in 1998 from $581,000 in 1997. The decrease in interest expense primarily reflected the partial repayment of debt in connection with our initial public offering in August 1997 and an overall decrease in interest rates.

   Income Taxes. Our effective income tax rate was 43.0% for 1998 compared to 40.9% for 1997. Our income taxes as a percentage of income before taxes varies from period to period primarily due to changes in nondeductible expenses.

   Net Income. Net income increased 75.6% to $4.4 million for 1998 from $2.5 million for 1997. Net income as a percentage of net revenues was 3.5% for 1998 compared to 2.7% for 1997.

Liquidity and Capital Resources

   We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities generated cash of approximately $5.3 million in 1999, and $5.1 million in 1998 and used cash of approximately $0.5 million in 1997. Cash provided from our operating activities for 1999 increased primarily due to improved operating margins, partially offset by an increase in accounts receivable.

   The principal uses of cash for investing activities for 1999 were for a business acquisition and the purchase of property and equipment. Purchases of property and equipment included the implementation of a new enterprise resource system and upgrading our network and other technology systems.

   In November 1999, we refinanced our $20 million revolving credit facility with a new $30 million credit facility. The new $30 million credit facility is comprised of a $20 million revolving credit facility and a $10 million term loan facility. As of December 26, 1999, borrowings under the revolving credit facility were $14 million. There were no borrowings under the term loan facility. The interest rate on both facilities is the lower of the lender's prime rate or LIBOR. Both facilities terminate in July 2002. Borrowings under both facilities are secured by substantially all of our assets. The facilities contain covenants requiring us to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. We are in compliance with all of these covenants as of December 26, 1999.

   Net cash provided by financing activities for 1999 was $6.4 million, due primarily to borrowings under our revolving credit facility. Net cash used in financing activities during 1999 was attributable to the lending of $5.3 million to some executive officers of our company which was partially offset by $3.3 million provided by the exercise of stock options from an executive officer and $0.2 million from other employees.

   We believe that our cash flows from operations and amounts available under our credit facility will be sufficient to meet our cash requirements for at least twelve months.

Recently Issued Financial Accounting Standard

   In June 1998, the Financial Accounting Standard Board adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending in December 2001, and will not be applied retroactively to the financial statements of prior periods. We are currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

Year 2000

   Many existing computer systems worldwide are programmed to process dates using only two digits for the year of the date rather than four digits (e.g., "99" for 1999). Computer systems which process dates in this manner began recording transactions on and after January 1, 2000 with the year "00." These systems may encounter significant processing inaccuracies and potentially even system failure. We rely on numerous computer systems for day-to-day operations and may be adversely affected by the year 2000 situation. Our costs in connection with year 2000 remediation and preparations totaled approximately $0.2 million, with substantially all of such costs occurring in 1999.

   Substantially, all of our clients are similarly dependent on computer systems and they also may be adversely affected by the Year 2000 situation. Although neither we nor any client known to us have experienced any material year 2000 problems to date, some experts have warned of the possibility of lingering year 2000 problems that may not become apparent until later in the year 2000 or beyond. We continue to believe that the year 2000 problem will not pose significant operational problems for our business and operations on a going forward basis.

Item 7.a. Quantitative and Qualificative Disclosures about Market Risk

   The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative purposes.

   Interest Rate Risk. As of December 26, 1999, we had fixed rate long-term debt of approximately $14 million under a $20 million revolving line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures. Historically, borrowings and repayments under our revolving line of credit facilities represented the most significant components of cash provided by or used for financing activities. Under an arrangement with a commercial bank, we may borrow an amount not to exceed $30 million with interest at the bank's prime interest rate, or LIBOR, whichever is lower. The borrowings under the line of credit facility are due in full on July 15, 2002 or on demand if the terms of the agreement are not met. The borrowings are collaterized by substantially all of our assets.

   Foreign Currency Exchange Rate Risk. The United Kingdom pound is the financial currency in the Company's subsidiary in the United Kingdom. We do not currently enter into foreign exchange forward looking contracts to hedge the balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the United Kingdom pound. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at December 26, 1999, the fair value of these foreign currency amounts would decline by an immaterial amount.

Item 8. Financial Statements and Supplementary Data

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                      December 26, December 27,
                                                          1999         1998
                                                      ------------ ------------
ASSETS
Current Assets:
  Cash and equivalents...............................   $ 1,191      $ 3,082
  Accounts receivable, net of allowance for doubtful
   accounts of $1,500 in 1999 and $1,083 in 1998.....    27,987       18,158
  Prepaid expenses and other current assets..........     1,437          628
  Deferred income taxes..............................     1,814        1,726
                                                        -------      -------
    Total current assets.............................    32,429       23,594
Property and equipment, net..........................     9,789        5,909
Goodwill, net........................................    33,917       25,982
Other assets.........................................       419          491
                                                        -------      -------
    Total assets.....................................   $76,554      $55,976
                                                        =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit.....................................   $    --      $ 1,000
  Accounts payable...................................     5,145        3,547
  Accrued salaries, commissions and related payroll
   taxes.............................................     7,322        4,935
  Accrued liabilities................................     1,714        2,662
  Income taxes payable...............................     2,688          514
  Current portion of long term debt..................        --        3,128
                                                        -------      -------
    Total current liabilities........................    16,869       15,786
Long term debt and other obligations.................    14,161        1,083
Deferred income taxes................................     1,555        1,205
                                                        -------      -------
    Total liabilities................................    32,585       18,074
                                                        -------      -------
Stockholders' Equity:
  Common stock; $0.001 par value; 100,000 shares
   authorized; issued and outstanding: 1999--10,466;
   1998--9,536 ......................................    38,183       34,269
  Stockholders' notes receivable.....................    (5,499)          --
  Accumulated translation adjustment.................         1            5
  Retained earnings..................................    11,284        3,628
                                                        -------      -------
    Total stockholders' equity.......................    43,969       37,902
                                                        -------      -------
Total liabilities and stockholders' equity...........   $76,554      $55,976
                                                        =======      =======

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                     Years Ended
                                        --------------------------------------
                                        December 26, December 27, December 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
Net revenues:
  Contract services....................   $145,425     $106,127     $80,260
  Permanent placement..................     35,324       18,005      12,571
                                          --------     --------     -------
    Total net revenues.................    180,749      124,132      92,831
Cost of contract services..............     96,502       69,066      54,769
                                          --------     --------     -------
Gross profit...........................     84,247       55,066      38,062
Operating expenses.....................     70,732       47,284      33,689
                                          --------     --------     -------
Income from operations.................     13,515        7,782       4,373
                                          --------     --------     -------
Other income (expense):
  Interest income......................        263          215         485
  Interest expense.....................       (723)        (255)       (581)
  Other expense, net...................        (17)         (11)        (31)
                                          --------     --------     -------
    Total other expense, net...........       (477)         (51)       (127)
                                          --------     --------     -------
Income before income taxes.............     13,038        7,731       4,246
Income taxes...........................      5,382        3,325       1,737
                                          --------     --------     -------
Net income.............................   $  7,656     $  4,406     $ 2,509
                                          ========     ========     =======
Net income per share:
  Basic................................   $   0.75     $   0.47     $  0.34
  Diluted..............................   $   0.71     $   0.43     $  0.25

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                     Years Ended
                                        --------------------------------------
                                        December 26, December 27, December 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
Net income.............................   $  7,656     $  4,406     $ 2,509
Change in accumulated translation
 adjustment............................         (4)           3           5
                                          --------     --------     -------
Net comprehensive income...............   $  7,652     $  4,409     $ 2,514
                                          ========     ========     =======

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                           Common Stock    Stockholder Accumulated
                          ---------------     Notes    Translation Retained
                          Shares  Amount   Receivable  Adjustment  Earnings   Total
                          ------  -------  ----------- ----------- --------  -------
BALANCES as of December
 29, 1996...............   6,339  $   357    $(5,323)      $(3)    $ 2,221   $(2,748)
Issuance of common
 stock, upon initial
 public offering, net of
 issuance costs of
 $1,767.................   1,667   21,458         --        --          --    21,458
Conversion of redeemable
 convertible preferred
 stock to common stock..   1,600    9,900         --        --          --     9,900
Repayment of stockholder
 notes receivable.......    (800)     (10)     5,518        --      (5,508)       --
Interest on stockholder
 notes receivable.......      --       --       (201)       --          --      (201)
Exercise of stock
 options................     204      457         --        --          --       457
Issuance of common
 stock..................      15      150         --        --          --       150
Accumulated translation
 adjustment.............      --       --         --         5          --         5
Net income..............      --       --         --        --       2,509     2,509
                          ------  -------    -------       ---     -------   -------
BALANCES as of December
 28, 1997...............   9,025   32,312         (6)        2        (778)   31,530
Net exercise of warrants
 into common stock......     250       --         --        --          --        --
Exercise of stock
 options................     215      639         --        --          --       639
Tax benefit related to
 stock options..........      --      404         --        --          --       404
Issuance of common
 stock..................      46      914         --        --          --       914
Repayment of stockholder
 note receivable........      --       --          6        --          --         6
Accumulated translation
 adjustment.............      --       --         --         3          --         3
Net income..............      --       --         --        --       4,406     4,406
                          ------  -------    -------       ---     -------   -------
BALANCES as of December
 27, 1998...............   9,536   34,269         --         5       3,628    37,902
Exercise of stock
 options................     930    3,457         --        --          --     3,457
Tax benefit related to
 stock options..........      --      457         --        --          --       457
Notes to stockholders ..      --       --     (5,274)       --          --    (5,274)
Interest on stockholder
 notes receivable.......      --       --       (225)       --          --      (225)
Accumulated translation
 adjustment.............      --       --         --        (4)         --        (4)
Net income..............      --       --         --        --       7,656     7,656
                          ------  -------    -------       ---     -------   -------
BALANCES as of December
 26, 1999...............  10,466  $38,183    $(5,499)      $ 1     $11,284   $43,969
                          ======  =======    =======       ===     =======   =======


                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years Ended
                                         --------------------------------------
                                         December 26, December 27, December 28,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Cash flows from operating activities:
 Net income.............................   $  7,656     $  4,406      $ 2,509
 Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
  Depreciation and amortization.........      2,905        1,945        1,289
  Deferred income taxes.................        262         (666)         (70)
  Interest on stockholder notes
   receivable...........................       (225)          --         (201)
  Loss on sale of fixed assets..........         42            5           10
  Discount on early repayment of debt...         --           13           --
  Changes in assets and liabilities:
   Accounts receivable..................     (9,425)      (3,113)      (5,153)
   Prepaid expenses and other assets....       (509)        (211)        (124)
   Prepaid income taxes.................         --          407          379
   Accounts payable and accrued
    expenses............................      2,133        1,863          844
   Income taxes payable.................      2,451          485           --
                                           --------     --------     --------
    Net cash provided by (used for)
     operating activities...............      5,290        5,134         (517)
                                           --------     --------     --------
Cash flows from investing activities:
 Sales (purchases) of investments.......         --        9,578       (9,120)
 Purchase of property and equipment.....     (5,641)      (1,705)      (1,936)
 Cash paid for business acquisitions....     (7,190)     (14,074)          --
 Earnout payments related to business
  acquisitions..........................       (753)          --           --
                                           --------     --------     --------
    Net cash used for investing
     activities.........................    (13,584)      (6,201)     (11,056)
                                           --------     --------     --------
Cash flows from financing activities:
 Cash overdraft, net....................         --           --       (1,229)
 Line of credit, net....................     (1,000)        (810)         832
 Borrowing on debt......................     18,349        3,000           --
 Repayments of debt.....................     (9,129)      (2,996)      (5,691)
 Proceeds from sale of common stock, net
  of issuance costs.....................         --           --       21,458
 Proceeds from exercise of options......      3,457          639          457
 Stockholder notes receivable...........     (5,274)           6           --
                                           --------     --------     --------
    Net cash provided by (used for)
     financing activities...............      6,403         (161)      15,827
                                           --------     --------     --------
 Net increase (decrease) in cash and
  equivalents...........................     (1,891)      (1,228)       4,254
 Cash and equivalents, beginning of
  period................................      3,082        4,310           56
                                           --------     --------     --------
 Cash and equivalents, end of period....   $  1,191     $  3,082     $  4,310
                                           ========     ========     ========

                See notes to consolidated financial statements.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    YEARS ENDED DECEMBER 26, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

Note 1. Business and Significant Accounting Policies

   Business. Hall, Kinion & Associates, Inc. ("the Company") is an information technology staffing company specializing in placing high technology personnel on both a contract and permanent basis. In August 1999, the Company acquired substantially all of the assets of TKI Consulting, Inc. ("TKI"). During 1998, the Company acquired all of the outstanding capital stock of Group-IPEX, Inc. and TKO Personnel, Inc. ("TKO"), and substantially of the assets from Alexander, Bohemer & Tomasco, dba, The Huntington Group, ("Huntington") and Interactive Technology Consultants, LLC, ("ITC").

   Initial Public Offering. In August 1997, the Company completed its initial public offering of its common stock. Of the 2,892,250 shares of common stock offered, 1,666,667 shares were sold by the Company and 1,225,583 shares were sold by selling stockholders. The Company received proceeds of approximately $21.5 million of cash, net of underwriting discounts and commissions, and other expenses. Simultaneously with the initial public offering, all outstanding shares of preferred stock were automatically converted in the accordance with their terms into an equal number of shares of common stock.

   Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Certain Significant Risks and Uncertainties. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable and certain accruals. Actual results could differ from those estimates.

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

   The Company's financial instruments that are exposed to credit risk are primarily cash and equivalents and accounts receivable. The Company places its cash with what it believes are high credit quality financial institutions. In granting credit, the Company routinely evaluates the financial strength of its customers.

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

   Goodwill. Goodwill, representing the cost in excess of the fair value of net assets acquired in acquisitions, is being amortized on a straight-line basis over 30 to 40 years. For the years ended December 26, 1999, December 27, 1998, and December 28, 1997 amortization expense was $930,000, $561,000, and $304,000

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES respectively. The Company evaluates the recoverability of goodwill on a quarterly basis based upon estimated future cash flows.

   Revenue Recognition. Revenue from contract placements is recognized as services are performed. Revenue from permanent placement contracts is recognized either upon commencement of employment or upon completion of services rendered based on contractual obligation.

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

   Net Income Per Share. Basic net income per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if convertible securities and contracts to issue common stock were converted or exercised into common stock.

   A reconciliation of basic weighted average common stock shares to diluted weighted average common shares follows:

                                                    Years Ended
                                       --------------------------------------
                                       December 26, December 27, December 28,
                                           1999         1998         1997
                                       ------------ ------------ ------------
                                                   (in thousands)
   Basic weighted average common
    shares outstanding................    10,155        9,439       7,339
   Preferred stock....................        --           --         958
   Warrants...........................        --           10         250
   Stock options......................       561          893       1,360
                                          ------       ------       -----
   Diluted weighted average shares
    outstanding.......................    10,716       10,342       9,907
                                          ======       ======       =====

   Fiscal Year. The Company's fiscal year ends on the Sunday closest to December 31. Fiscal years 1999, 1998, and 1997 all consisted of 52 weeks.

 Recently Issued Financial Accounting Standard

   In June 1998, the Financial Accounting Standard Board adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for the Company's fiscal year ending in December 2001, and will not be applied retroactively to the financial statements of prior period. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and related disclosures.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 2. Acquisitions

   In August 1999, the Company acquired substantially all of the assets of TKI Consulting Inc., ("TKI") for $7.2 million in cash. The acquisition was accounted for as a purchase. TKI is an IT consulting and training firm, specializing in client/server, e-commerce and internet-based consulting applications. TKI delivers full project consulting services that solve business issues and saves companies time and money. TKI is based in Minneapolis, Minnesota. The purchase price exceeded the fair value of the net liabilities assumed by $8.1 million which was recorded as goodwill and is being amortized over 40 years. If certain revenue targets set forth in the agreement providing for such acquisition are achieved, the Company has agreed to pay the seller an aggregate of $2.5 million that will be recorded as additional purchase price. The payments will be made in four future installments of $625,000 each over the next four years payable by March 15 of the following year.

   In November 1998, the Company acquired substantially all of the assets of Alexander, Boehmer, Tomasco, LLC, doing business as Huntington Group (HG) and Interactive Technologies Consultants (ITC), for $8.1 million in cash. The acquisitions were accounted for as a purchase. The Huntington Group is a retained search firm, while ITC is a provider of IT professionals on a contract basis. Both companies are located in Trumbull, Connecticut. The purchase price exceeded the fair value of the net liabilities assumed by $8.9 million which was recorded as goodwill and is being amortized over 30 to 40 years. If certain revenue and earnings targets as set forth in the agreement providing for such acquisition are achieved, the Company has agreed to pay the sellers an aggregate of $3.6 million which will be recorded as additional purchase price. The payments will be made in installments of $600,000, $1,800,000 and $1,200,000, over the next three years. These payments are payable by January 31, of the following year. The 1999 targets were substantially met and a $600,000 payment was made in January 2000.

   In August 1998, the Company purchased all of the outstanding capital stock of TKO Personnel, Inc. for $228,000 in cash. The acquisition was accounted for as a purchase. TKO Personnel is based in San Jose, California, is an international permanent placement recruiting organization for IT research and development professionals focusing on recruiting primarily from Japan, but also from China and Korea. The purchase price exceeded the fair value of the net liabilities assumed by $912,000 which was recorded as goodwill and is being amortized over 40 years. If certain revenue targets as set forth in the agreement providing for such acquisition are achieved, the Company has agreed to pay the sellers an aggregate of $350,000 that will be recorded as additional purchase price. The payments will be made semi-annually in installments of $58,833 over the next three years. The first target was substantially met and the corresponding payment of $53,000 was paid in September 1999. The second target was substantially met and the corresponding payment will be due in February 2000.

   In January 1998, the Company purchased all of the outstanding capital stock of Group-IPEX, Inc. (Group-IPEX). Group-IPEX is an international recruiting organization for information technology IT research and development professionals. Group IPEX focuses on recruiting international IT professionals primarily from India but also from Russia and China. The acquisition was accounted for as a purchase. Total consideration for this purchase was $7.3 million including approximately $250,000 of costs attributable to the acquisition. The consideration was paid in the form of a cash payment of $6.2 million at the date of acquisition and the issuance of 46,000 shares of the Company's Common stock valued at $914,000. The purchase price exceeded the fair value of the net liabilities assumed by $7.7 million which was recorded as goodwill and is being amortized over 40 years. In addition, if certain earnings targets set forth in the agreement providing for such acquisition are achieved, the Company has agreed to pay the seller an aggregate up to $3,375,000 that will be recorded as additional purchase price. These payments will be made over the next three years payable by February 10 of the following year. The 1998 targets were substantially met and the corresponding payment of $700,000 was paid in 1999. The 1999 targets have been substantially met and the corresponding payment of $1,550,000 will be made on February 10, 2000.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   The following summarized unaudited pro forma financial information assumes that each acquisition disclosed above had occurred as of the first day of the fiscal year of the acquisition and of the preceding fiscal year (in thousands, except per share amounts):

                                                       1999     1998     1997
                                                     -------- -------- --------
   Pro Forma Information (unaudited):
   Total net revenues............................... $185,188 $137,428 $106,057
   Net income.......................................    7,281    3,789    2,227
   Net income per share:
     Basis..........................................     0.72     0.40     0.30
     Diluted........................................     0.68     0.37     0.22

   The pro forma information is for information purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as a part of the Company for the fiscal years presented. The pro forma adjustments consist primarily of goodwill amortization and additional interest for debt incurred in connection with the acquisitions.

Note 3. Property and Equipment

   Property and equipment consists of (in thousands):

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
   Property and equipment.............................   $11,716      $ 6,510
   Land and building..................................     2,100        2,047
   Leasehold improvements.............................     1,121          586
                                                         -------      -------
                                                          14,937        9,143
   Accumulated depreciation and amortization..........    (5,148)      (3,234)
                                                         -------      -------
                                                         $ 9,789      $ 5,909
                                                         =======      =======

Note 4. Debt

   The Company has a $30 million credit facility. The credit facility is comprised of a $20 million long term revolving credit facility and a $10 million term loan facility. The interest rate on both facilities is the lower of the lender's prime rate (8.5% at December 26, 1999), or LIBOR. Both these facilities terminate July 15, 2002. Borrowings under both facilities are secured by substantially all of the Company's assets. The facilities contain covenants requiring the Company to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. The Company is also required to obtain the bank's consent prior to paying cash dividends. The Company was in compliance with all of those ratios as of December 26, 1999.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Debt consists of (in thousands):

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
   Long term revolving credit facility................   $14,000      $ 3,000
   Mortgage note payable..............................       --         1,128
   Deferred rent......................................       161           83
                                                         -------      -------
                                                          14,161        4,211
   Current portion of debt............................       --        (3,128)
                                                         -------      -------
   Long term debt and other obligations...............   $14,161      $ 1,083
                                                         =======      =======

   A future principal payment of $14,000,000 is due July 15, 2002.

Note 5.  Employee Benefit Plans

   The Company has a 401(k) profit-sharing plan covering substantially all employees with at least 90 days of continuous service. Employees may contribute up to 15% of their eligible compensation to the maximum amount allowed by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may match employee contributions. In February 1998, the Board of Directors approved a nonqualified deferred compensation plan for officers and key employees. At the discretion of the Board of Directors, the Company may match contributions. The Company did not make any matching contributions in 1999, 1998, and 1997.

Note 6. Lease Commitments

   The Company leases its office facilities under various noncancellable operating leases which expire through 2005. Rent expense included in operating expenses for 1999, 1998 and 1997 was approximately $3,089,000, $2,385,000 and
$1,797,000 respectively. Future minimum payments under all operating leases are as follows:

   Years Ending
   ------------
                                                                  (in thousands)
   2000..........................................................     $3,307
   2001..........................................................      2,500
   2002..........................................................      1,923
   2003..........................................................      1,149
   2004..........................................................        481
   Thereafter....................................................         52
                                                                      ------
     Total.......................................................     $9,412
                                                                      ======

Note 7. Redeemable Convertible Preferred Stock

   In August 1997, all of the outstanding shares of Series A redeemable preferred stock were converted in accordance with their terms into 1,600,000 shares of common stock.

Note 8. Stockholders' Equity

   Capital Stock--The Company is authorized to issue 110,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Stockholder Notes Receivable--In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which bears interest at the Company's incremental rate of borrowing plus 1/8% per annum, compounded monthly. This loan is secured by 1,000,000 shares of the Company's Common Stock pledged by Ms. Rhodes. The principal balance of this note, together with accrued interest is due and payable January 25, 2002. The rate of interest for the fiscal year ended December 26, 1999 was 6.70%.

   On April 15, 1999, the Company made two loans for an aggregate of $3,274,000 to Paul H. Bartlett, President, to enable Mr. Bartlett to pay the exercise price and income taxes associated with his exercise of an option to purchase 750,000 shares of common stock at an exercise price of $4.00 per share. The first loan has a principal amount of $1,781,000, and is secured by 750,000 shares of the Company's Common Stock, and the second loan has a principal amount of $1,493,000, and is secured by Mr. Bartlett's personal assets, including a second deed of trust on his principal residence. Both loans bear interest at the Company's incremental rate of borrowing plus 1/8% per annum, compounded monthly. The principal balance of these notes, together with interest accrued is due and payable June 26, 2002. The rate of interest for the fiscal year ended December 26, 1999 was 5.88%.

   In August 1997, in connection with the initial public offering, the two principal common stockholders tendered an aggregate of 800,000 shares of Common Stock as full payment of principal and interest due on the promissory notes that were executed in 1996 for an aggregate amount of $5,000,000.

   Stock Options--The Company's 1997 Stock Option Plan (the Plan), as amended, authorizes the issuance of up to 3,049,000 shares of common stock pursuant to incentive or nonqualified stock options granted under the Plan to key employees, nonemployees, directors and consultants who provide services to the Company. The Plan also allows for an additional number of shares equal to 3.0% of the number of shares of Common Stock outstanding on the first day of each calendar year is automatically added to this authorization each year pursuant to the terms of the 1997 Stock Options Plan. Under the Plan, options generally are granted at fair market value at the date of grant as determined by the Board of Directors. Such options vest over periods ranging from two to five years and expire up to ten years from the grant date.

   The Company's IT Professional Stock Plan (the "IT Professional Plan") was adopted by the Board of Directors in May 1997. The Company has authorized 628,000 shares of Common Stock for issuance under the IT Professional Plan, and an additional number of shares equal to 1.5% of the number of shares of Common Stock outstanding on the first day of each calendar year is automatically added to this authorization each year pursuant to the terms of the IT Professional Plan. At December 26, 1999, 535,000 shares of Common Stock were available for issuance under the IT Professional Plan. Under the IT Professional Plan, independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price no less than 85% of the fair market value of such shares on the grant date. Options under the IT Professional Plan are generally vested when granted and expire ten years from grant date.

   The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in May 23, 1997. A total of 150,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Employees will be eligible to participate if they are employed by the Company for more than 20 hours per week and have been employed for at least ninety days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's cash compensation, nor more than 1,000 shares per participant on any purchase date. The purchase price of stock under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period or on the purchase date. The Board may amend or terminate the Purchase Plan immediately after the close of any purchase date. As of December 26, 1999, the Company has not implemented the Purchase Plan.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Common Stock Warrants--Common stock warrants to purchase 250,000 shares at $0.01 per share were issued in conjunction with the issuance of preferred stock in January 1996. In January 1998, these warrants were exercised.

 Activity under all stock option plans is as follows:

                                                                   Weighted
                                                     Number of     Average
                                                      Shares    Exercise Price
                                                     ---------  --------------
   Balance, December 29, 1996....................... 2,201,000      $ 3.35
   Granted (weighted average fair value* of $3.49
    per share)......................................   596,000      $12.42
   Canceled.........................................  (238,000)     $ 4.43
   Exercised........................................  (210,000)     $ 2.28
                                                     ---------
   Balanced, December 28, 1997...................... 2,349,000      $ 5.63
   Granted (weighted average fair value* of $1.92
    per share)......................................   550,000      $10.50
   Canceled.........................................  (272,000)     $ 9.47
   Exercised........................................  (209,000)     $ 2.95
                                                     ---------
   Balance, December 27, 1998....................... 2,418,000      $ 6.54
   Granted (weighted average fair value* of $4.22
    per share)......................................   868,000      $ 8.21
   Canceled.........................................  (252,000)     $ 9.35
   Exercised........................................  (930,000)     $ 3.71
                                                     ---------
   Balance, December 26, 1999....................... 2,104,000      $ 8.12
                                                     =========

--------
*  As computed under SFAS No. 123

   Additional information regarding options outstanding as of December 26, 1999 is as follows:

                                    Options Outstanding        Options Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            Average
                                           Remaining  Weighted             Weighed
                                          Contractual Average              Average
                                Number       Life     Exercise   Number    Exercise
   Range of Exercise Prices   Outstanding   (Years)    Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
   $ 0.300                        54,000     5.64      $ 0.30     34,000    $ 0.30
   $ 1.500--$ 4.000              398,000     6.69      $ 3.76    398,000    $ 3.76
   $ 5.100--$10.000            1,271,000     8.66      $ 7.53    416,000    $ 8.32
   $10.500--$19.250              289,000     8.69      $14.11    109,000    $12.80
   $19.375--$21.875               92,000     7.86      $20.92     41,000    $20.97
                               ---------                         -------
   $ 0.300--$21.875            2,104,000     8.18      $ 8.12    998,000    $ 7.24
                               =========                         =======

   At December 26, 1999, 1,193,000 shares of common stock were available for future option grants. As of December 27, 1998 and December 28, 1997 the number of shares of common stock underlying exercisable options were 1,366,000 and 2,092,000, respectively with a weighted average exercise price of $5.28 and $5.00 per share, respectively.

   Additional Stock Plan Information--As discussed in Note 1, the Company continues to account for all its stock-based awards using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, as the options exercise price is not less than the fair market value of the underlying common stock at date of grant.

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

   The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life following vesting, 16 months in 1999 and 12 months in 1998 and 1997; volatility, 61.9% in 1999, 37.2% from the initial public offering on August 4, 1997 through December 27, 1998 and zero before that date; risk free interest rates, 5.5% in 1999, 6.5% in 1998 and 6.2% in 1997; and no dividends during the expected term.

   The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma not income and pro forma diluted net income per share would have been $6,421,000, $0.62 per share, $3,278,000, $0.32 per share and $1,764,000, $0.18 per share, in 1999, 1998 and 1997, respectively.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 9. Income Taxes

   The provision for income taxes consists of the following:

                                                     Years Ended
                                        --------------------------------------
                                        December 26, December 27, December 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
                                                    (in thousands)
     Current:
       Federal.........................    $4,230       $3,124       $1,391
       State...........................       890          867          416
                                           ------       ------       ------
                                            5,120        3,991        1,807
                                           ------       ------       ------
     Deferred:
       Federal.........................       200         (533)         (94)
       State...........................        62         (133)          24
                                           ------       ------       ------
                                              262         (666)         (70)
                                           ------       ------       ------
                                           $5,382       $3,325       $1,737
                                           ======       ======       ======

   The Company's effective tax rate differs from the federal statutory rate as follows:

                                            1999         1998         1997
                                        ------------ ------------ ------------
     Income tax expense at statutory
      rate.............................      35.0%        35.0%        35.0%
     State income tax taxes, net of
      federal benefit..................       6.1          6.1          5.7
     Other items, net..................       0.2          1.9          0.2
                                           ------       ------       ------
                                             41.3%        43.0%        40.9%
                                           ======       ======       ======

   The components of deferred income taxes are as follows:

                                                       December 26, December 27,
                                                           1999         1998
                                                       ------------ ------------
                                                            (in thousands)
     Deferred tax assets:
       Allowance for doubtful accounts................    $  664       $  469
       Accrued expenses...............................     1,150        1,257
                                                          ------       ------
         Total deferred tax assets....................     1,814        1,726
                                                          ------       ------
     Deferred tax liabilities:
       Depreciation and amortization..................       887          611
       Other accrued liabilities......................       668          594
                                                          ------       ------
         Total deferred tax liabilities...............     1,555        1,205
                                                          ------       ------
           Net deferred income taxes..................    $  259       $  521
                                                          ======       ======

   The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $457,000, $404,000 and $0 for 1999, 1998, and 1997, respectively.

Note 10. Contingencies

   The Company is party to various legal actions in the course of business. The Company and certain of its directors and officers were named as defendants in a putative class actions filed in the United States District

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Court for Northern California, alleging violations of Section 10(b) of the Securities and Exchange Act of 1934. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 11. Supplemental Disclosure of Cash Flow Information

   The following provides additional information concerning supplemental disclosures of cash flow activities:

                                                     Years Ended
                                        --------------------------------------
                                        December 26, December 27, December 28,
                                            1999         1998         1997
                                        ------------ ------------ ------------
                                                    (in thousands)
   Cash paid during the period for:
     Income taxes......................   $ 2,083      $ 3,097      $ 1,531
     Interest..........................       689          320          536
   Noncash investing and financing
    activities:
     Conversion of preferred stock to
      common stock.....................        --           --        9,900
     Tax benefit related to stock
      options..........................       457          404           --
     Payment of stockholder loan by
      stock............................        --           --        5,518
     Common stock issued in settlement
      agreement........................        --           --          150
     Accrued interest on debt..........       723           --          116

                                                            Years Ended
                                                     -------------------------
                                                     December 26, December 27,
                                                         1999         1998
                                                     ------------ ------------
                                                          (in thousands)
   Effect of business acquisitions:
     Current assets acquired........................   $   690      $ 2,933
     Intangible assets and equipment acquired.......     8,361       17,700
     Liabilities assumed............................    (1,647)      (5,045)
     Common stock issued............................        --         (914)
     Accrued expenses in connection with
      acquisitions..................................      (214)        (600)
                                                       -------      -------
       Cash paid for business acquisitions..........   $ 7,190      $14,074
                                                       =======      =======

Note 12. Business Segment Reporting

   In 1998, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The statement requires that an enterprise's operating segments be determined in the manner in which management operates the business. Specifically, financial information is to be reported on the basis that is used internally by the chief operating decision maker in making decisions related to resource allocation and segment performance. The Company's reportable segments are operated and managed as strategic business units and are organized based on types of services performed.

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

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Management evaluates segment performance based primarily on segment revenues, cost of revenues, and gross profit. Continuing operations by business segment are as follows:

                                  Net Revenues Cost of Revenues Gross Profit
                                  ------------ ---------------- ------------
                                                (in thousands)
     Year ended December 26,
      1999.......................
       Contract Services.........   $145,425        $96,502       $48,923
       Permanent Placement.......     35,324             --        35,324
                                    --------       --------       -------
         Total...................   $180,749        $96,502       $84,247
                                    ========       ========       =======
     Year ended December 27,
      1998.......................
       Contract Services.........   $106,127        $69,066       $37,061
       Permanent Placement.......     18,005             --        18,005
                                    --------       --------       -------
         Total...................   $124,132        $69,066       $55,066
                                    ========       ========       =======
     Year ended December 28,
      1997.......................
       Contract Services.........   $ 80,260        $54,769       $25,491
       Permanent Placement.......     12,571             --        12,571
                                    --------       --------       -------
         Total...................   $ 92,831        $54,769       $38,062
                                    ========       ========       =======

   Net revenues to unaffiliated customers by geographic area are as follows:

                                                 Years Ended
                                  ------------------------------------------
                                  December 26,   December 27,   December 28,
                                      1999           1998           1997
                                  ------------ ---------------- ------------
                                                (in thousands)
     United States...............   $178,791       $122,953       $91,910
     Europe......................      1,958          1,179           921
                                    --------       --------       -------
       Total.....................   $180,749       $124,132       $92,831
                                    ========       ========       =======

   The Company currently does not segregate the operations of its business segments by assets.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 13. Quarterly Financial Data (Unaudited)

   The following tabulation shows certain quarterly financial data for 1999 and 1998:

                                                      Quarter
                                    -------------------------------------------
     1999                               1          2          3          4
     ----                           ---------- ---------- ---------- ----------
                                     (in thousands, except per share amounts)
     Total net revenues...........     $35,860    $42,884    $49,324    $52,681
     Gross profit.................      15,393     20,129     23,647     25,078
     Income before income taxes...       2,232      2,915      3,629      4,262
     Net income...................       1,317      1,720      2,123      2,496
     Net income per share--Basic..        0.14       0.17       0.20       0.24
     Net income per share--
      Diluted.....................        0.13       0.16       0.20       0.22
                                                      Quarter
                                    -------------------------------------------
     1998                               1          2          3          4
     ----                           ---------- ---------- ---------- ----------
                                     (in thousands, except per share amounts)
     Total net revenues...........     $26,834    $28,549    $34,065    $34,684
     Gross profit.................      12,091     12,837     14,722     15,416
     Income before income taxes...       1,656      1,637      2,081      2,357
     Net income...................         944        933      1,186      1,343
     Net income per share--Basic..        0.10       0.10       0.13       0.14
     Net income per share--
      Diluted.....................        0.09       0.09       0.12       0.13

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 26, 1999 and December 27, 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 26, 1999. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999 in conformity with general accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

   The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation of Insider Participation and Certain Transactions," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held in May 17, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

   The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8 of this report:

                                                                           Page
                                                                           ----
   Consolidated balance sheets at December 26, 1999 and December 27,
    1998.................................................................   23
   Consolidated statements of income for the years ended December 26,
    1999, December 27, 1998 and December 28, 1997........................   24
   Consolidated statements of comprehensive income for the years ended
    December 26, 1999, December 27, 1998, and December 28, 1997..........   24
   Consolidated statements of stockholders' equity (deficit) for the years ended December 26, 1999, December 27, 1998 and December 28,
    1997.................................................................   25
   Consolidated statements of cash flows for the years ended December 26,
    1999, December 27, 1998 and December 28, 1997........................   26
   Notes to consolidated financial statements............................   27
   Independent Auditors Report...........................................   39
   Selected quarterly financial data for the years ended December 26,
    1999 and December 27, 1998 are set forth in Note 14--Quarterly
    Financial Data (Unaudited) included in Item 8 of this report.........   40

(b) 2. Financial Statement Schedules

   Independent Auditors Report on Financial Statement Schedule

   Schedule II: Valuation and Qualifying Accounts

(c) 3. Exhibits

  2.1 (1) Agreement and Plan Merger dated July 9, 1997, for the Merger of Hall,
          Kinion & Associates, Inc. a California Corporation, into Hall, Kinion
          & Associates, Inc., a Delaware corporation ( the "Registrant").
  2.2 (1) Asset Purchase Agreement dated November 26, 1996, among the
          Registrant and the other parties named therein.
  2.3 (1) Stock Purchase Agreement dated December 20, 1997 by and among the
          Registrant, Group-Ipex, Inc., and Lalit M. Kapoor and Satindra
          Kapoor.
  2.4 (3) Huntington Asset Purchase Agreement between Hall, Kinion &
          Associates, Inc., Huntington, Acquisition Corporation, Alexander
          Bohemer and Tomasco, LLC, Raymond Tomasco and Karen Vacheron
          Alexander, dated November 18, 1998.
  2.5 (3) ITC Asset Purchase Agreement between Hall, Kinion & Associates, Inc.,
          Interactive Acquisition Corporation, Interactive Technology
          Consultants, LLC, Raymond Tomasco, Karen Vacheron Alexander, and Gary
          Malbin, dated November 18, 1998.
  2.6     Amendment No.1 to Stock Purchase Agreement, among the Registrant,
          Group-IPEX, Inc., Lalit M. Kapoor and Satindra Kapoor.
  2.7     Amendment No.1 of Stock Purchase Agreement, among the Registrant, TKO
          Personnel, Inc., and Kenneth D. Reed, as Trustee of the Reed Family
          Trust under trust agreement dated November 4, 1988.
  2.8 Amendment No. 2 to ITC and Huntington Group Asset Purchase Agreement, among the Registrant, Interactive Acquisition Corporation, Huntington
          Acquisition Corporation, Interactive Technology Consultants, LLC,
          Huntington Group LLC, Raymond Tomasco and Karen Vacheron Alexander.
  3.1 (1) Amended and Restated Certificate of Incorporation of the Registrant.
  3.2 (1) Bylaws of the Registrant
  4.1     Reference is made to Exhibits 3.1 and 3.2.
  4.2 (1) Investors' Rights Agreement, dated January 26, 1996, among the
          Registrant, certain stockholders and investors named therein.
  4.4 (1) Specimen Common Stock certificate.
  9.2 (1) Kinion Voting Trust Agreement, dated January 17, 1996, among Todd
          Kinion and the stockholders of the Registrant named therein.
  9.3 (1) Amended and Restated Voting Trust Agreement, dated October 29, 1996, among the Registrant, Brenda C. Hall and Todd J. Kinion.
 10.1 (1) Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.
 10.2 (1) The Registrant's 1997 Stock Option Plan.
 10.3 (1) The Registrant's Employee Stock Purchase Plan.
 10.11(1) Form of Employment Agreement, dated October 18, 1996, among the
          Registrant and Paul Bartlett.
 10.12(1) Form of Stock Option Agreement, dated October 18, 1996, between the
          Registrant and Paul Bartlett as amended.
 10.13(1) Settlement Agreement and General Release, dated October 29, 1996 among the Registrant, Brenda Hall, as Voting Trustee of the Voting
          Trust, and Todd Kinion.
 10.14 Credit Agreement, dated as of August 11, 1999, by and between the Registrant and Wells Fargo Bank, National Association; Term Note, dated as of August 11, 1999, made by the Registrant in favor of Wells
          Fargo Bank, National Association; Revolving Line of Credit Note, dated as of August 11, 1999, made by the Registrant in favor of Wells
          Fargo Bank, National Association.

 10.15(1) Employment Agreement, dated May 23, 1997, between the Registrant and
          Brenda C. Hall.
 10.16    Form of Employment Agreement for Martin A. Kropelnicki, Craig J.
          Silverman, Rita S. Hazell and David Healey.
 10.17(1) Agreement to Tender Shares dated May 23, 1997 between the Registrant and Brenda C. Hall.
 10.18(1) Agreement to Tender Shares, dated May 23, 1997, between the
          Registrant and Todd J. Kinion.
 10.19(1) Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.
 10.20 Promissory Note, dated April 15, 1999, made by Paul H. Bartlett in favor of the Registrant.
 10.21 Promissory Note, dated April 15, 1999, made by Paul H. Bartlett in favor of the Registrant; Stock Pledge Agreement, dated April 15,
          1999, between the Registrant and Paul H. Bartlett.
 10.22 Promissory Note, dated January 25, 1999, made by Brenda Rhodes in favor of the Registrant; Stock Pledge Agreement, dated April 15,
          1999, between the Registrant and Brenda Rhodes; Letter, dated January
          25, 1999, from Brenda Rhodes to the Registrant.
 10.23 Promissory Note, dated September 26, 1998, made by Craig Silverman in favor of the Registrant.
 10.24(1) Settlement Agreement with Mutual Release, dated May, 1997, between
          Richard Swanson and the Registrant, Brenda C. Hall and Todd J.
          Kinion.
 10.25(1) The Registrant's IT Professional Plan.
 10.26    Trust Agreement, dated April 17, 1998, between the Registrant and
          First American Trust Company.
 21.1     Subsidiaries of Registrant.
 23.1     Independent Auditors Consent.
 27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 333-28365).

(2) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed January 13, 1998 (File No. 000-22869).

(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed December 2, 1998 (File No. 000-22869).

(b) Reports on Form 8-K.

   None.

(c) Exhibits

     See (a)(3) above.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc and Subsidiaries:

   We have audited the consolidated financial statements of Hall, Kinion & Associates, Inc. and Subsidiaries as of December 26, 1999 and December 27, 1998, and for each of the three years in the period ended December 26, 1999, and have issued our report thereon dated January 24, 2000 included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Hall, Kinion & Associates, Inc. and Subsidiaries listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2000

                                                                     SCHEDULE II

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                   Additions                  Deductions
                         ------------------------------ -----------------------
                         Balance at Charged to Charged  Write-off of   Balance
                         Beginning  Costs and  to Other Uncollectible at End of
                         of Period   Expenses  Accounts   Accounts     Period
                         ---------- ---------- -------- ------------- ---------
Allowance for Doubtful
 Accounts:
Year ended December 28,
 1997...................   $  403     $  120    $ --       $ (179)     $  344
Year ended December 27,
 1998...................      344      1,012      --         (273)      1,083
Year ended December 26,
 1999...................    1,083      1,106      --         (689)      1,500

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

Date: February 25,
2000

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

   Date: February
25, 2000
                                          By: /s/ BRENDA C. RHODES
                                            -----------------------------------
                                            Chairman of the Board, Chief
                                            Executive Officer,And a Director
                                            (Principal Executive Officer)

   Date: February                         By: /s/ PAUL H. BARTLETT
25, 2000                                    -----------------------------------
                                            President and Director

   Date: February
25, 2000
                                          By: /s/ JON H. ROWBERRY
                                            -----------------------------------
                                            Director

   Date: February                         By: /s/ WILLIAM HERMAN
25, 2000                                    -----------------------------------
                                            Director

   Date: February                         By: /s/ TODD J. KINION
25, 2000                                    -----------------------------------

   Date: February                         By: /s/ MARTIN A. KROPELNICKI
25, 2000                                    -----------------------------------
                                            Vice President, Chief Financial
                                            Officer and Secretary(Principal
                                            Financial Officer)