Form 10-K405/A
period 1999-12-26
HALL KINION & ASSOCIATES INC
filed 2000-03-29
CIK 1009657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-K/A
                                Amendment No. 1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

                         Common Stock $0.001 par value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 24, 2000, there were outstanding 10,500,950 shares of the Registrant's Common Stock. The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock as reported on the Nasdaq Stock Market (National Market System) on March 24, 2000, was approximately $286,150,888.

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

   You can obtain any of the documents incorporated by reference in this document through us or from the SEC through the SEC's web site: http://www.sec.gov. Documents incorporated by reference are available from us without charge, excluding any exhibits to those documents unless the exhibit is specifically incorporated by reference as an exhibit in this report. You can obtain documents incorporated by reference in this report by requesting them from us in writing or by telephone at the following address:

                        Hall, Kinion & Associates, Inc.
                              Investor Relations
               185 Berry Street, China Basin Landing, Suite 6440
                        San Francisco, California 94107
                           Telephone: (415) 974-1300

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

DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Information Concerning Incumbent Directors and Nominees to Board of Directors

   The Company has a classified Board of Directors that currently consists of one Class I director (Will Herman), one Class II director (Todd J. Kinion), and two Class III directors (Brenda C. Rhodes and Jon H. Rowberry), who have been elected to serve until the Annual Meetings of Stockholders to be held in 2001, 2002 and 2000, respectively, and until their respective successors are duly elected and qualified. At each Annual Meeting of Stockholders, directors are elected for a full term of three years to succeed any directors whose terms expire on the Annual Meeting of Stockholders date. The directors who are being nominated for election to the Board of Directors (the "Nominees"), their ages as of March 24, 2000, their positions and offices held with the Company and certain biographical information are set forth below. Each Nominee for election has agreed to serve if elected, and management has no reason to believe that any Nominee will be unavailable to serve. In the event any Nominee is unable or declines to serve as a director at the time of the Annual Meeting, the proxies will be voted for any nominee who may be designated by the present Board of Directors to fill the vacancy. Unless otherwise instructed, the proxy holders will vote the Proxies received by them FOR the Nominees named below. The two Nominees receiving the highest number of affirmative votes of the shares represented and voting on this proposal at the Annual Meeting will be elected directors of the Company.

                                   Year First            Positions & Offices
   Nominees                 Age Elected Director        Held with the Company
   --------                 --- ----------------        ---------------------
   Brenda C. Rhodes........ 47        1991       Director and Chief Executive Officer
   Jon H. Rowberry(1)(2)... 53        1996       Director

--------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

   Brenda C. Rhodes, 47, co-founded the Company and has been a director since the Company's incorporation in 1991. From December 1992 to the present, Ms. Rhodes has served as Chief Executive Officer of the Company. Ms. Rhodes also served as President and Assistant Secretary of the Company from December 1991 to October 1996 and from December 1991 to September 1996, respectively. From August 1981 to June 1987, Ms. Rhodes was general manager of a Snelling & Snelling franchise, a personnel services company.

   Jon H. Rowberry, 53, has been a director of the Company since August 1996. Mr. Rowberry is currently acting as a consultant. Prior to his current work, Mr. Rowberry served as Chief Executive Officer of Franklin Covey Co. ("Franklin Covey"), a provider of time management products and training, until July 1999. Mr. Rowberry was President of Franklin Covey from March 1997 to March 1998, Chief Operating Officer from August 1996 to March 1997 and Chief Financial Officer from August 1995 to August 1996. From 1985 to 1995, Mr. Rowberry was also employed in several executive positions with Adia S.A. and Adia Services, Inc., providers of personnel services. Mr. Rowberry holds a B.S. degree in accounting from Brigham Young University.

 Continuing Director--Term Ending in 2001

   Set forth below is information regarding one continuing Director of the Company, including his age, the period during which he has served as a Director, and information furnished by him as to principal occupations and directorships held by him in corporations whose shares are publicly registered.

   William Herman, 40, has been a director of the Company since August 1998. Mr. Herman currently serves as President and Chief Executive Officer of ViewLogic Systems, Inc. ("ViewLogic"), a system design company. Prior to assuming his current position, Mr. Herman was the President of the ViewLogic Systems development group at Synopsis, Inc. from December 1997 to October 1998. From May 1995 to December 1997, Mr. Herman was the President and Chief Executive Officer of ViewLogic. Mr. Herman currently serves on the board of directors of ViewLogic. Mr. Herman holds a B.S. in computer science from Temple University.

 Continuing Director--Term Ending in 2003

   Set forth below is information regarding one continuing Director of the Company, including his age, the period during which he has served as Director, and information furnished by him as to principal occupation and directorships held by him in corporations whose shares are publicly registered.

   Todd J. Kinion, 38, co-founded the Company and has been a director of the Company since the Company's incorporation in 1991. Since August 1996, Mr. Kinion has been a private investor. Mr. Kinion served as Vice President, Recruitment Services of the Company from December 1995 to August 1996. Prior to that time, Mr. Kinion served as Chief Financial Officer and Treasurer of the Company from December 1991 to December 1995. Mr. Kinion also served as Secretary from December 1991 to February 1997. Mr. Kinion holds a B.A. degree in political science from the University of California at Santa Barbara.

 Meetings of the Board of Directors

   During the fiscal year ended December 26, 1999, the Board of Directors held twelve (12) meetings and acted by written consent on one (1) occasion. No director serving on the Board during 1999 attended fewer than 75% of the aggregate of such meetings of the Board and the Committees of the Board on which he or she served.

   The Company does not have a standing Nominating Committee, but does have an Audit Committee and a Compensation Committee.

   The Audit Committee's function is to review with the Company's independent accountants and manage the annual financial statements and independent accountants' opinion, review the scope and results of the examination of the Company's financial statements by the independent accountants, approve all professional services and related fees performed by the independent accountants, recommend the retention of the independent accountants to the Board, subject to ratification by the stockholders, and periodically review the Company's accounting policies and internal accounting and financial controls. The members of the Audit Committee were Mr. Rowberry and Mr. Kinion. During the fiscal year ended December 26, 1999, the Audit Committee held one (1) meeting.

   The Compensation Committee's function is to review and approve salary levels and stock option grants. The members of the Compensation Committee are Messrs. Rowberry and Kinion. During the fiscal year ended December 26, 1999, the Compensation Committee held eleven (11) meetings and acted by written consent on one (1) occasion. For additional information concerning the Compensation Committee, see "EXECUTIVE COMPENSATION AND OTHER MATTERS-- Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION".

Compensation of Directors

   Under the automatic option grant program of the Company's 1997 Stock Option Plan, each individual who first joins the Board of Directors of the Company as a non-employee director after August 12, 1997 will receive at that time, an automatic option grant for 20,000 shares of Common Stock. The optionee will vest in the automatic option grant in a series of four annual installments over the optionee's period of Board service, beginning one year from the grant date. Each option will have an exercise price equal to the fair market value of the Common Stock on the automatic option grant date and a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service. In addition, outside directors receive an annual retainer of $15,000 and $1,000 for each meeting attended in person.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

   Messrs. Rowberry and Kinion served as members of the Board of Directors' Compensation Committee during 1999. Neither Mr. Rowberry nor Mr. Kinion was an officer or employee of the Company at any time during 1999 or at any other time since August 1996. No executive officer of the Company served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

                                  MANAGEMENT

Executive Officers

   The executive officers of the Company as of March 24, 2000 are as follows:

   Name                                             Position With the Company               Age
   ----                                             -------------------------               ---
   Brenda C. Rhodes.................  Chief Executive Officer and Chairman of the Board     47
   Martin A. Kropelnicki............  Vice President, Chief Financial Officer and Secretary 33
   Rita S. Hazell...................  Senior Vice President, R&D Contract Services          33
   Craig J. Silverman...............  Senior Vice President, Permanent Placement            39

   Brenda C. Rhodes co-founded the Company and has been a director since the Company's incorporation in 1991. From December 1992 to the present, Ms. Rhodes has served as Chief Executive Officer of the Company. Ms. Rhodes also served as President and Assistant Secretary of the Company from December 1991 to October 1996 and from December 1991 to September 1996, respectively. From August 1981 to June 1987, Ms. Rhodes was general manager of a Snelling & Snelling franchise, a personnel services company.

   Martin A. Kropelnicki joined the Company in February 1997 as Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Kropelnicki was a Director at Deloitte & Touche Consulting Group-ICS, a consulting firm, from February 1996 to February 1997. From June 1989 to February 1996, Mr. Kropelnicki held various positions, most recently as a Director in the financial organization at Pacific Gas & Electric Company, a natural gas and electric utility. Mr. Kropelnicki holds a B.A. degree and an M.A. degree in business economics from San Jose State University.

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

   Craig J. Silverman joined the Company in April 1996 as Vice President, Permanent Placement and was promoted to Senior Vice President on January 1, 1999. Prior to joining the Company, Mr. Silverman served as Vice President, Sales at Strategic Mapping, Inc., a software development company, from September 1989 to February 1996.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   The members of the Board of Directors, the executive officers of the Company and persons who hold more than 10% of the Company's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that the Company received from such persons for the 1999 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 1999 fiscal year, the Company believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders.

Item 11. Executive Compensation

                   EXECUTIVE COMPENSATION AND OTHER MATTERS

   The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company as of December 26, 1999 whose total salary and bonus for the fiscal year ended December 26, 1999 exceeded $100,000, in all cases for services rendered in all capacities to the Company during the fiscal years ended 1999, 1998 and 1997:

                          SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                   Compensation
                                   Annual Compensation                Awards
                           --------------------------------------  ------------
                                                     Other Annual   Securities
Name and Principal                  Salary   Bonus   Compensation   Underlying
Position                   Year     ($)(2)    ($)       ($)(1)     Options (#)
------------------         ----    -------- -------- ------------  ------------
Brenda C. Rhodes.......... 1999    $259,992 $270,000        --       100,000
 Chief Executive Officer
  and                      1998     259,992  210,000        --           --
 Chairman of the Board     1997     269,459        0        --           --

Paul H. Bartlett.......... 1999     240,000  170,000   $562,500(4)   100,000
 President and Director(3) 1998     240,000  140,000        --           --
                           1997     240,000   50,000        --           --

Martin A. Kropelnicki..... 1999     166,989  120,000        --        25,000
 Vice President,           1998     156,573   52,000        --           --
 Chief Financial Officer
  and Secretary            1997(5)  130,192   51,666        --       175,000

Rita S. Hazell............ 1999     135,000  149,472        --        50,000
 Senior Vice President,    1998     125,000  119,411        --        15,000
 R&D Contract Services     1997     123,220  145,494        --        40,000

Craig J. Silverman........ 1999     125,000  187,843        --        50,000
 Senior Vice President,    1998     125,000   84,000        --        15,000
 Permanent Placement       1997      96,667   83,070        --        20,000

--------
(1) Unless noted, the aggregate amount of all other compensation in the form of perquisites and other personal benefits does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for each officer.

(2) Salary includes amounts deferred under the Company's 401(k) Plan.

(3) Mr. Bartlett has resigned his position as President and Director effective March 15, 2000.

(4) Mr. Bartlett exercised 750,000 shares of the nonqualified stock in April 1999. The amount represents the excess of market value over exercise price on the date of exercise on this transaction.

(5) Mr. Kropelnicki joined the Company as Vice President, Chief Financial Officer and Secretary in February 1997.

   The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 26, 1999 to the persons named in the Summary Compensation
Table:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
                         -----------------------------------------------
                         Number of    % of Total                         Potential Realizable Value
                         Securities    Options                           at Assumed Annual Rates of
                         Underlying   Granted to                          Stock Price Appreciation
                          Options     Employees                              for Option Term(3)
                          Granted     in Fiscal    Exercise   Expiration ---------------------------
 Name                      (#)(1)      Year(2)   Price ($/Sh)    Date       5% ($)       10% ($)
 ----                    ----------   ---------- ------------ ---------- ------------ --------------
Brenda C. Rhodes........  100,000(4)     11.5%      $7.838     7/22/09   $    376,837 $    1,064,292
Paul H. Bartlett........  100,000(4)     11.5        7.125     7/22/09        448,087      1,135,542
Martin A. Kropelnicki...   25,000(5)      2.9        7.375     1/21/09        115,952        293,846
Rita S. Hazell..........   50,000(5)      5.8        7.375     1/21/09        231,905        587,693
Craig J. Silverman......   50,000(5)      5.8        7.375     1/21/09        231,905        587,693

--------
(1) All options were granted at an exercise price not less than fair market value of the Common Stock on the date of grant. The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to exercise the option and pay any withholding taxes incurred upon exercise.

(2) A total of 867,610 options were granted during the fiscal year ended December 26, 1999.

(3) The potential realizable value is calculated based on the term of the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option. These amounts represent hypothetical gains assuming rates of appreciation specified by the Securities and Exchange Commission, and do not represent the Company's estimate or projection of future Common Stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, overall market conditions and the optionees' continued employment through the vesting period. The amounts reflected in this table may not be achieved.

(4) The optionees become vested in 20% of the option shares upon the completion of one year of service and the balance of the option shares in equal monthly installments over the next 48 months of service.

(5) The optionees become vested in 25% of the option shares upon the completion of one year of service and the balance of the option shares in equal monthly installments over the next 36 months of service.

   The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock during the fiscal year ended December 26, 1999, and unexercised options held as of December 26, 1999, by the persons named in the Summary Compensation Table:

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities       Value of Unexercised
                                                      Underlying Unexercised     In-the-Money Options at
                           Shares                     Options at 12/26/99 (#)        12/26/99 ($)(1)
                         Acquired on      Value      -------------------------- -------------------------
          Name           Exercise (#) Realized($)(2) Exercisable  Unexercisable Exercisable Unexercisable
          ----           -----------  -------------- -----------  ------------- ----------- -------------
Brenda C. Rhodes........        --             --           --       100,000            --   $1,185,000
Paul H. Bartlett........   750,000       $562,500      224,000(3)    100,000    $3,514,000    1,256,250
Martin A. Kropelnicki...        --             --      175,000(4)     25,000     1,695,313      307,812
Rita S. Hazell..........        --             --       34,000(5)     95,000       465,300      819,063
Craig J. Silverman......        --             --       37,833(6)     72,667       463,781      855,312

--------
(1) Based on the closing price of $19.688 on the last trading day prior to Sunday, December 26, 1999, less exercise price.

(2) Market price on date of exercise, less exercise price.

(3) Options to purchase 224,000 shares are immediately exercisable, subject to certain repurchase rights of the Company . Of these, 204,520 were vested at December 26, 1999 and 19,480 will vest in January 2000. See "Employment and Change in Control Arrangements".

(4) Options to purchase 175,000 shares are immediately exercisable, subject to certain repurchase rights of the Company. Of these, 99,166 were vested at December 26, 1999; the remainder will vest at the rate of 2,913 per month.

(5) Includes options to purchase 24,000 shares which are immediately exercisable, subject to certain repurchase rights of the Company. Of these, 12,000 were vested at December 26, 1999, and the remainder will vest in August 2000.

(6) Includes options to purchase 25,500 shares which are immediately exercisable, subject to certain repurchase rights of the Company. Of these, 20,291 were vested at December 26, 1999, and the remainder will vest at the rate of 1,042 monthly.

Employment and Change in Control Arrangements

   In March 1997, the Company entered into an employment agreement with Brenda
C. Rhodes, which provides for a base salary of $260,000. Ms. Rhodes is also eligible for an annual bonus subject to a maximum limitation of 75% of her annual base salary. Either the Company or Ms. Rhodes may terminate Ms. Rhodes' employment with the Company at any time by giving the other party 30 days prior written notice. If Ms. Rhodes is terminated other than for cause or is constructively discharged, and provided that she does not engage in certain competitive activities, Ms. Rhodes will receive her base salary for an additional 24 months from the date of termination, and the Company will pay for her COBRA continuation coverage until the date that is the earlier of 12 months after her termination or the date on which her COBRA eligibility ceases. The employment agreement is for an unspecified term and terminates when all obligations of the parties thereto have been satisfied.

   In October 1996, the Company entered into an employment agreement with Paul
H. Bartlett. The employment agreement is for an unspecified term and terminates when all obligations of the parties thereto have been satisfied. Under the agreement, Mr. Bartlett was employed as the Company's President, reporting to its Chief Executive Officer. The agreement provides for an annual base salary of $240,000. Mr. Bartlett is also

--------
/1/ The Company's initial public offering occurred on August 8, 1997. For purposes of this presentation, the Company has assumed that its initial offering price of $15.00 would have been the closing sales price on the day prior to commencement of trading.
eligible for an annual bonus, subject to a maximum limitation of 75% of his annual base salary. In addition, the Company granted to Mr. Bartlett an immediately exercisable stock option to purchase 974,000 shares of Common Stock at an exercise price of $4.00 per share, subject to certain repurchase rights of the Company. Mr. Bartlett became 100% vested in such shares in January 2000. In addition, all unvested option shares automatically vest upon the occurrence of certain events, including a merger of the Company after which 50% or less of the surviving corporation's voting securities are owned by the Company's stockholders, a sale by the Company of all or substantially all of its assets, or a constructive discharge of Mr. Bartlett. Either the Company or Mr. Bartlett may terminate Mr. Bartlett's employment with the Company at any time by giving the other party 30 days prior written notice. If Mr. Bartlett is terminated other than for cause or disability, or if Mr. Bartlett is constructively discharged, Mr. Bartlett will receive his salary for an additional 12 months from the date of termination, provided he does not engage in certain competitive activities. Under the employment agreement, the Company will nominate Mr. Bartlett for election as a member of its Board of Directors as long as he remains employed, and Brenda C. Rhodes has agreed to cause her shares of the Company's stock to be voted in favor of Mr. Bartlett's election. Mr. Bartlett resigned as President and Director effective March 15, 2000.

   The Company has employment agreements with other executives which generally provide for salary continuation of twelve months in case of termination other than for cause or disability, acceleration of options vesting on change of control, gross up of excise tax payments, and certain other provisions.

   The terms of the Company's 1997 Stock Option Plan (the "1997 Plan") provide that in the event the Company is acquired by merger, consolidation or asset sale, each option outstanding at the time under the 1997 Plan will terminate to the extent not assumed by the acquiring entity. In addition, the plan administrator generally has the discretion to accelerate the vesting of options.

   Option grants during 1999 are described under the heading "EXECUTIVE COMPENSATION AND OTHER MATTERS" in the table entitled "Option Grants in Last Fiscal Year."

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

   The Compensation Committee of the Board of Directors was comprised of two members during 1999, Messrs. Rowberry and Kinion. Mr. Rowberry was not an officer or employee of the Company at any time during 1999 or at any other time. Mr. Kinion was a former officer of the Company but was not an officer or employee of the Company during 1999, 1998 or 1997. The Compensation Committee is responsible for setting and administering policies governing compensation of the Company's executive officers, including the Company's 1997 Stock Option Plan. In addition, the Compensation Committee reviews compensation levels of other management level employees, evaluates the performance of management and reviews other compensation-related issues.

                       COMPARISON OF STOCKHOLDER RETURN

   Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of a peer group comprised of comparable companies in the same industry traded on the Nasdaq Stock Market ("Peer Group Index") and the Standard & Poor's 500 Stock Index ("S&P 500 Index") for the period commencing on August 5, 1997/1/ and ending on December 26, 1999. With respect to companies in the Peer Group, the returns of each such company have been weighted to reflect relative stock market capitalization. The Companies included in the Peer Group Index in addition to the Company were as follows:
Adecco SA c/o AdeccoServices, Inc., Alternative Resources Corp., Analysts

--------
/2/ Assumes that $100.00 was invested on August 5, 1997 in the Company's Common Stock at the Company's initial offering price of $15.00 and at the closing sales price for each index on that date and that all cash dividends were reinvested. No cash dividends have been declared on the Company's Common Stock.
International Corporation, ASI Solutions Incorporated, Butler International, Inc., Cotelligent Group Inc., EmployeeSolutions, Inc., Kelly Services, Inc., Manpower Inc. Wis, Metamor Worldwide Inc., Metro Information Services, Inc., Modis Professional MPS, Olsten Corp, OnAssignment, Inc., RemedyTemp,Inc., Renaissance Worldwide Inc., Robert Half International Inc., Romac International, Inc., Team America Corporation, Volt Info Sciences Inc., Western Staff Services, Inc. and Winston Resources Inc. Stockholder returns over the indicated period are based on historical data and the Company cautions that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of the Company's Common Stock.

Comparison of Cumulative Total Return From August 5, 1997 through December 26, 1999/2/

      Hall, Kinion & Associates, Inc., Peer Group Index and S&P 500 Index
                           CUMULATIVE RETURNS CHART

                                                          Dec.    Dec.    Dec.
                                               August 5,   28,     27,     26,
                                                 1997     1997    1998    1999
                                               --------- ------- ------- -------
Hall Kinion...................................   $100    $145.83 $ 46.67 $143.33
Peer Group Index..............................    100      88.27   87.37  103.84
S&P 500 Index.................................    100     102.43  131.70  159.42

ITEM 12. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information, as of March 24, 2000 except where noted, with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

   Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

Name and Address of                                        Number of Percentage
Beneficial Owners(1)                                        Shares    of Class
--------------------                                       --------- ----------
Brenda C. Rhodes(2)....................................... 1,574,453   15.0%
  Chief Executive Officer and Chairman of the Board
  185 Berry Street, Suite 6440
  San Francisco, CA 94107

Todd J. Kinion(3)......................................... 1,632,984   15.6%
  Director
  185 Berry Street, Suite 6440
  San Francisco, CA 94107

Paul H. Bartlett(4).......................................   974,209    9.3%
  Former President and Director
  185 Berry Street, Suite 6440
  San Francisco, CA 94107

Martin A. Kropelnicki(5)..................................   183,333    1.7%
  Vice President, Chief Financial Officer and Secretary
  185 Berry Street, Suite 6440
  San Francisco, CA 94107

Rita S. Hazell(6).........................................    91,747     *

Craig J. Silverman(7).....................................    69,417     *

Jon H. Rowberry(8)........................................    27,500     *
  Director
  185 Berry Street, Suite 6440
  San Francisco, CA 94107

Will Herman(5)............................................    17,500     *
  Director
  185 Berry Street, Suite 6440
  San Francisco, CA 94107

Executive officers and directors as a group............... 4,571,143   43.5%
  (8 persons)(9)

SAFECO Corp.(10).......................................... 1,612,300   15.4%
  SAFECO Plaza
  Seattle, WA 98185

--------
 * Less than 1%

(1) Percentage of beneficial ownership is calculated assuming 10,500,950 shares of Common Stock were outstanding on March 24, 2000. This percentage also includes Common Stock of which such individual or entity has the right to acquire beneficial ownership within 60 days of March 24, 2000 including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2) Includes 78,612 shares held by Ms. Rhodes' and her spouse's children.

(3) Includes 102,900 shares held by Mr. Kinion's children.

(4) Includes 224,000 shares subject to stock options.
(5) Represents shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 24, 2000.

(6) Includes 67,247 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 24, 2000.

(7) Includes 57,417 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 24, 2000.

(8) Includes 25,000 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 24, 2000.

(9) Includes 574,497 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of March 24, 2000.

(10) Includes shares beneficially owned by SAFECO Asset Management Company and SAFECO Common Stock Trust, which are affiliates. This information is derived from SAFECO's Amendment No. 3 to Schedule 13G, filed with the Securities and Exchange Commission on February 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

   In August 1996, the Company granted to Rita S. Hazell, Senior Vice President, R&D Contract Services, a loan in the principal amount of $100,000 plus interest at 6.74%. Such loan is secured by a deed of trust in favor of the Company on the real property purchased partially with such borrowed funds. The outstanding balance on the loan as of March 24, 2000 is $25,000. The principal amount of the loan and any accrued interest thereon will be forgiven by the Company ratably over four years so long as Ms. Hazell remains employed by the Company. In August 1999, principal in the amount of $25,000 and interest in the amount of $3,370 were forgiven.

   In September 1998, the Company granted to Craig J. Silverman, Senior Vice President, Permanent Placement, a loan in the principal amount of $100,000 plus interest at 6.74%. Such loan is secured by 12,000 shares of Common Stock and any additional shares of Common Stock that Mr. Silverman purchases pursuant to option exercises. The outstanding balance on the loan as of March 24, 2000 is $75,000. The principal amount of the loan and any accrued interest thereon will be forgiven by the Company ratably over four years on each anniversary of the date of the loan, so long as Mr. Silverman remains employed by the Company. In August 1999, principal in the amount of $25,000 and interest in the amount of $6,740 were forgiven.

   In January 1999, the Company granted to Brenda C. Rhodes, Chief Executive Officer, a loan in the principal amount of $2,000,000 plus interest at the rate of the Company's cost of borrowing plus 1/8% per annum, compounded monthly. Such loan is secured by 1,000,000 shares of the Company's Common Stock. The outstanding balance on the loan as of March 24, 2000 is $2,000,000. The principal amount of the loan and any accrued interest thereon will be due and payable three years from the date of the loan agreement.

   On April 15, 1999, the Company made two loans for an aggregate of $3,274,000 to Paul H. Bartlett, President to enable Mr. Bartlett to pay the exercise price and income taxes associated with his exercise of an option to purchase 750,000 shares of common stock at an exercise price of $4.00 per share. The first loan has a principal amount of $1,781,000, and is secured by 750,000 shares of the Company's Common Stock, and the second loan has a principal amount of $1,493,000, and is secured by Mr. Bartlett's personal assets, including a second deed of trust on his principal residence. Both loans bear interest at the Company's incremental rate of borrowing plus 1/8% per annum, compounded monthly. The principal balance of these notes, together with interest accrued is due and payable June 26, 2002.

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

   See "Employment and Change in Control Arrangements" for descriptions of agreements regarding the employment of executive officers.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

   The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8 of this report:

                                                                           Page
                                                                           ----
   Consolidated balance sheets at December 26, 1999 and December 27,
    1998.................................................................   23
   Consolidated statements of income for the years ended December 26,
    1999, December 27, 1998 and December 28, 1997........................   24
   Consolidated statements of comprehensive income for the years ended
    December 26, 1999, December 27, 1998, and December 28, 1997..........   24
   Consolidated statements of stockholders' equity (deficit) for the years ended December 26, 1999, December 27, 1998 and December 28,
    1997.................................................................   25
   Consolidated statements of cash flows for the years ended December 26,
    1999, December 27, 1998 and December 28, 1997........................   26
   Notes to consolidated financial statements............................   27
   Selected quarterly financial data for the years ended December 26,
    1999 and December 27, 1998 are set forth in Note 13--Quarterly
    Financial Data (Unaudited) included in Item 8 of this report.........   38
   Independent Auditors Report...........................................   39

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

                                         HALL, KINION & ASSOCIATES, INC.

                                         By: /s/ Martin A. Kropelnicki
                                           ------------------------------------
                                           Martin A. Kropelnicki
                                           Vice President and Chief Financial
                                           Officer and Corporate Secretary
                                           (Principal Financial Officer)

Date: March 28,
2000

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

   Date: March 28,
2000
                                         By: /s/ BRENDA C. RHODES
                                           ------------------------------------
                                           Chairman of the Board, Chief
                                           Executive Officer,And a Director
                                           (Principal Executive Officer)

   Date: March 28,                       By: /s/ JON H. ROWBERRY
2000                                       ------------------------------------
   Date: March 28,
2000                                       Director
                                         By: /s/ WILLIAM HERMAN
                                           ------------------------------------
                                           Director

   Date: March 28,                       By: /s/ TODD J. KINION
2000                                       ------------------------------------
                                           Director

   Date: March 28,                       By: /s/ MARTIN A. KROPELNICKI
2000                                       ------------------------------------
                                           Vice President, Chief Financial
                                           Officer and Secretary(Principal
                                           Financial Officer)