Form 10-Q
period 2000-03-26
HALL KINION & ASSOCIATES INC
filed 2000-05-09
CIK 1009657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                   FORM 10-Q
                                _______________


      (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                THE QUARTERLY PERIOD ENDED MARCH 26, 2000

OR

        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM      TO
                     ______________________

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

                            ______________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2000:

      12,901,133 shares of common stock.

================================================================================

                          HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX

PART I                                                                                                                          PAGE
                                                                                                                                ----

PART I.    FINANCIAL INFORMATION..................................................................................                3

Item 1.    Financial Statements....................................................................................               3

           Condensed Consolidated Balance Sheets at March 26, 2000 and December 26, 1999.......                                   3

           Condensed Consolidated Statements of Income for the three months ended March 26,  2000 and March 28,
           1999......................................................................................................             4

           Condensed Consolidated Statements of Cash Flows for the three months ended March 26, 2000 and March 28,
           1999......................................................................................................             5


           Notes to Condensed Consolidated Financial Statements..........................................                         6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations................................................................................................             7

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..........................................................................            10

SIGNATURES ..........................................................................................................            11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HALL, KINION & ASSOCIATES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                              March 26,             December 26,
ASSETS                                                                          2000                   1999
                                                                         -----------------------------------------
                                                                                                       (Note)
Current Assets:
  Cash and equivalents.................................................         $     -              $ 1,191
  Accounts receivable, net of allowance for doubtful accounts of
       $1,771 at March 26, 2000 and $1,500 at December 26,1999.........          36,383               27,987
  Prepaid expenses and other current assets............................           1,683                1,437
  Deferred income taxes................................................           2,660                1,814
                                                                                -------              -------
           Total current assets........................................          40,726               32,429
Property and equipment, net............................................           9,731                9,789
Goodwill, net..........................................................          35,852               33,917
Other assets...........................................................             585                  419
                                                                                -------              -------
      Total assets.....................................................         $86,894              $76,554
                                                                                =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable....................................................         $ 7,524              $ 5,145
   Accrued salaries, commissions, and related payroll taxes............           9,215                7,322
   Accrued liabilities.................................................           1,897                1,714
   Income taxes payable................................................           3,956                2,688
                                                                                -------              -------
      Total current liabilities........................................          22,592               16,869
Long-term debt and other obligations...................................          15,830               14,161
Deferred income taxes..................................................           1,591                1,555
                                                                                -------              -------

       Total liabilities...............................................          40,013               32,585
                                                                                -------              -------
Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares
   authorized; issued and outstanding: 10,591,000 shares at March 26,
    2000 and 10,466,000 shares at December 26, 1999....................          38,528               38,183
Stockholders' note receivable..........................................          (5,583)              (5,499)
Accumulated translation adjustment.....................................              (1)                   1
Retained earnings......................................................          13,937               11,284
                                                                                -------              -------


     Total stockholders' equity........................................          46,881               43,969
                                                                                -------              -------


     Total liabilities and stockholders' equity........................         $86,894              $76,554
                                                                                =======              =======

           See notes to condensed consolidated financial statements.


Note: December 26, 1999 balance sheet has been derived from audited financial statements at that date

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share and share amounts)
                                  (Unaudited)



                                                                                        March 26,        March 28,
                                                                                           2000            1999
                                                                                        -----------      -----------
Net revenues:
  Contract services...........................................................          $    48,086      $    30,267
  Permanent placement.........................................................               13,494            5,593
                                                                                        -----------      -----------

           Total  net revenues................................................               61,580           35,860
Cost of contract services.....................................................               32,017           20,467
                                                                                        -----------      -----------

Gross profit..................................................................               29,563           15,393
Operating expenses............................................................               24,825           13,062
                                                                                        -----------      -----------

Income from operations........................................................                4,738            2,331
Other expense, net............................................................                  201               99
                                                                                        -----------      -----------

Income before income taxes....................................................                4,537            2,232
Income taxes..................................................................                1,883              915
                                                                                        -----------      -----------


Net income....................................................................          $     2,654      $     1,317
                                                                                        ===========      ===========

Net income per share:
    Basic.....................................................................                $0.25            $0.14
                                                                                              =====            =====
    Diluted...................................................................                $0.23            $0.13
                                                                                              =====            =====

Shares used in per share computation:
    Basic.....................................................................           10,480,000        9,569,000
    Diluted...................................................................           11,579,000       10,147,000



           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                            Three months ended
                                                                                         March 26,       March 28,
                                                                                            2000          1999
                                                                                       ----------------------------
Cash flows from operating activities:
    Net income.............................................................               $  2,654         $ 1,317
    Adjustments to reconcile net income to net cash used for
    operating activities:
        Depreciation and amortization.....................................                   1,038             556
        Deferred income taxes.............................................                    (811)           (152)
        Interest on stockholder notes receivable..........................                     (86)              -
        Changes in assets and liabilities:
            Accounts receivable...........................................                  (8,396)         (3,380)
            Prepaid expenses and other assets.............................                    (245)           (104)
            Accounts payable and accrued expenses.........................                   4,255            (718)
            Income taxes payable..........................................                   1,268             230
                                                                                          --------         -------
                Net cash used for operating activities....................                    (323)         (2,251)
                                                                                          --------         -------

Cash flows from investing activities:
    Purchase of property and equipment.....................................                   (714)           (743)
    Earnout payments relating to business acquisitions.....................                 (2,201)              -
                                                                                          --------         -------
        Net cash used for investing activities.............................                 (2,915)           (743)
                                                                                          --------         -------

Cash flows from financing activities:
    Borrowing on debt......................................................                 13,200           3,000
    Notes payable repayments...............................................                (11,498)         (1,128)
    Proceeds from exercise of options......................................                    345              40
    Stockholders notes receivable..........................................                      -          (2,000)
                                                                                          --------         -------
                Net cash provided (used) for financing activities..........                  2,047             (88)
                                                                                          --------         -------
Net decrease in cash and equivalents.......................................                 (1,191)         (3,082)
Cash and equivalents, beginning of period..................................                  1,191           3,082
                                                                                          --------         -------
Cash and equivalents, end of period........................................               $      -         $     -
                                                                                          ========         =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for -

            Income Taxes...................................................               $    223         $   766
            Interest.......................................................               $  1,195         $    92


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  Basis of Presentation.   The Condensed Consolidated Financial Statements
have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading and management's discussion and analysis of financial condition and results of operations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-K/A for the fiscal year ending December 26, 1999.

  The unaudited interim financial information as of March 26, 2000 and for the three months ended March 26, 2000 and March 28, 1999, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the three months ended March 26, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Comprehensive Income. In January 1998, the Company adopted Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, which requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the three months ended March 26, 2000 and March 28, 1999, the change in net assets from nonowner sources for both years was $0 and there was no difference between net income and comprehensive income.

3. Stockholder's Equity. On April 15, 1999, Paul Barlett, President, exercised 750,000 options at $4.00 per share for $3,000,000. The Company made two loans to Mr. Barlett for the aggregate amount of $3,274,000 for the exercise price of the options and the payroll taxes associated with the transaction. In April 2000, Mr. Bartlett paid $1,611,000 to the Company against the outstanding balance of his loans.


4.  Common Stock Offering.    In April 2000, the Company completed a secondary
offering of 4,033,000 shares of its Common Stock at a price of $21.00 per share. This offering consisted of approximately 1,988,000 shares of newly issued Common Stock and approximately 2,045,000 shares sold by selling shareholders. After underwriting discounts, commissions, and other issuance costs, net proceeds to the Company from this offering was approximately
$45.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

  . our business and growth strategies;

  . the markets we serve;

  . liquidity; and,

  . our efforts to increase brand awareness.

  We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified IT professionals, changes in the relative mix between contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into new geographic markets and the addition of offices, the structure and timing of acquisitions, changes in demand for IT professionals, general economic factors, and others listed under "Risk Factors," elsewhere in this report, and in our other Securities and Exchange Commission filings.

   We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

  We source and deliver the most critical component of the Internet economy-- human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We have 38 offices located in 23 geographic markets. Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 78.1% of our net revenues for the three months ended March 26, 2000, and 84.4% for the three months ended March 28, 1999. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 21.9% of our net revenues for the three months ended March 26, 2000, and 15.6% for the three months ended March 28, 1999

  Our net revenues are derived principally from the hourly billings of our IT professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each IT professional candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent placement revenues are recognized when an IT professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

We have experienced growth by:

  . expanding our pool of IT professionals;

  . entering new geographic markets;

  . adding sales and recruiting employees;

  . opening new offices in existing geographic markets; and

  . acquiring complementary businesses.

  Net revenues increased to $61.6 million for the three months ended March 26, 2000, from $35.9 million for the three months ending March 28, 1999, representing a 71.7% increase. Over this same period, we increased our number of sales, sales support and administrative employees to 719 individuals in 23 geographic markets from 517 individuals in 16 geographic markets in the corresponding quarter in 1999, representing a 39.1% increase in headcount. The number of revenue producing sales and sales support employees included in the overall headcount increased to 567 as of March 26, 2000 from 432 as of March 28, 1999, a 31.3% increase. The additions of new offices, strategic acquisitions, and the entry into new geographic markets have resulted in substantial increases in our operating expenses, primarily due to increased headcount. These expenses are incurred in advance of expected revenues because there is typically a delay before our sales and sales support personnel reach full productivity. As a result, in periods when we significantly increase our number of offices or acquisitions, our gross profit and net income may be negatively impacted.


Results of Operations for the Three Months Ended March 26, 2000 and March 28,
1999

  Net Revenues. Net revenues increased 71.7% to $61.6 million for the three months ended March 26, 2000 from $35.9 million for the three months ended March 28, 1999. Net revenues from our Contract Services group increased 58.9% to $48.1 million for the three months ended March 26, 2000 from $30.3 for the three months ended March 28, 1999. Net revenues from our Permanent Placement Services group were $13.5 million for the three months ended March 26, 2000 and $5.6 million for the three months ended March 28, 1999, representing an increase of 141.3%. The increase in net revenues was due primarily to growth in existing offices, addition of new offices and, to a lesser extent, acquisitions of complementary businesses. Our revenue producing sales and sales support employee headcount increased throughout the year reaching 567 as of March 26, 2000 from 432 as of March 28, 1999, a 31.3% increase. Our IT professional headcount increased to 1,698 at March 26, 2000 from 1,272 at March 28, 1999, an increase of 33.5%.


Gross Profit

  Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, as there are no direct costs associated with such revenues. Gross profit increased by 92.1% to $29.6 million for the three months ended March 26, 2000, from $15.4 million for the three months ended March 28, 1998. This increase was primarily attributable to an increase in the number of assignments, an increase in average billing rates, and an increase in demand for services from our Permanent Placement Services group. The increase in average billing rates was primarily attributable to an increase in higher rate leading edge technology contract services assignments. Gross profit as a percentage of net revenues increased to 48.0% for the three months ended March 26, 2000, from 42.9% for the three months ended March 28, 1999. This increase was due primarily to an increase in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Services group increased to 33.4%, for the three months ended March 26, 2000, from 32.4% for the three months ended March 28, 1999. This increase was primarily attributable to an increase in the number of assignments and an increase in average billing rates.

Operating Expenses

  Operating Expenses. Operating expenses consist primarily of employee costs, recruiting expenses, marketing expenses and amortization of intangible assets related to acquisitions. Operating expenses increased by 90.1% to $24.8 for the three months ended March 26, 2000 compared to $13.1 million for the three months ended March 28, 1999. Operating expenses as a percentage of net revenues increased to 40.3% for the three months ended March 26, 2000, from 36.4% for the three months ended March 28, 1999. The increases resulted primarily from expenses associated with increased sales, sales support and administrative employee costs, facility costs, amortization and depreciation expense, which are associated with the opening of new offices and expanding of current offices.


Other Income (Expense), Net

  Other Expense. Interest income increased to $93,000 for the three months ended March 26, 2000, from $4,000 for the three months ended March 28, 1999. The increase in interest income resulted from interest related to loans made to some executive officers. Interest expense increased to $312,000 for the three months ended March 26, 2000, compared to $92,000 for the three months ended March 28, 1999. The increase in interest expense primarily reflected debt incurred in connection with acquisitions and an overall increase in interest rates.

Income Taxes

  Income Taxes. Our effective tax rate was 41.5% for the three months ended March 26, 2000, compared to 41.0% for the three months ended March 28, 1999. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Income

  Net Income. Net Income increased 101.5% to $2.7 million for the three months ended March 26, 2000, compared to $1.3 million for the three months ended March 28, 1999. Net Income as a percentage of revenue was 4.3% for the three months ended March 26, 2000, compared to 3.7% for the three months ended March 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities used $323,000 from operations for the three months ended March 26, 2000, compared to $2.3 million for the three months ended March 28, 1999.

  The principal uses of cash for investing activities for the three months ended March 26, 2000, were for earnout payments relating to business acquisitions and the purchase of property and equipment. Purchases of property and equipment included upgrading our network and other technology systems.

  In November 1999, we refinanced our $20 million revolving credit facility with a new $30 million credit facility. The new $30 million credit facility is comprised of a $20 million revolving credit facility and a $10 million term loan facility. As of March 26, 2000, borrowings under the revolving credit facility were $15.7 million. There were no borrowings under the term loan facility. The interest rate on both facilities is the lower of the lender's prime rate or LIBOR. Both facilities terminate in July 2002. Borrowings under both facilities are secured by substantially all of our assets. The facilities contain covenants requiring us to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. We are in compliance with all of these covenants as of March 26, 2000.

  Net cash provided by financing activities for the three months ended March 26, 2000, was $2.0 million, due primarily to borrowings under our revolving credit facility. Net cash provided in financing activities during the three months ended March 26, 2000, was attributable to the net borrowing of $1.7 million and by $345,000 provided from the exercise of stock options by employees.

  We believe that our cash flows from operations and amounts available under our credit facility will be sufficient to meet our cash requirements for at least twelve months.

  PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       Exhibit 27.1 - Financial Data Schedule

  (b)  Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HALL, KINION & ASSOCIATES, INC.

Date:    May 8, 2000



                                    By:       /s/ Martin A. Kropelnicki
                                       -----------------------------------------
                                              Martin A. Kropelnicki
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)