Form 10-Q
period 2000-06-25
HALL KINION & ASSOCIATES INC
filed 2000-08-09
CIK 1009657

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ________________________

                                   FORM 10-Q
                            ________________________



   (Mark One)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                THE QUARTERLY PERIOD ENDED JUNE 25, 2000

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


                           ________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2000:

     13,012,852 shares of common stock.


================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX




                                                                                                                           PAGE
                                                                                                                           ----
PART I.   FINANCIAL INFORMATION.......................................................................................        3

Item 1.   Financial Statements........................................................................................        3

          Condensed Consolidated Balance Sheets at June 25, 2000 and December 26, 1999................................        3

          Condensed Consolidated Statements of Income for the three months and six months ended June 25, 2000 and
          June 27, 1999...............................................................................................        4

          Condensed Consolidated Statements of Cash Flows for the six months ended June 25, 2000 and June 27, 1999....        5

          Notes to Condensed Consolidated Financial Statements........................................................        6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......................        8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................................       12

Item 6.   Exhibits and Reports on Form 8-K............................................................................       12

SIGNATURES............................................................................................................       13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                                                          June 25,            December 26,
                                                                                            2000                  1999
                                                                                   ----------------------------------------
ASSETS

Current Assets:
  Cash and equivalents.................................................                   $ 35,044              $ 1,191
  Accounts receivable, net of allowance for doubtful accounts of
       $2,200 at June 25, 2000 and $1,500 at December 26,1999.........                      44,543               27,987
  Prepaid expenses and other current assets............................                      2,480                1,437
  Deferred income taxes................................................                      3,793                1,814
                                                                                          --------              -------
           Total current assets........................................                     85,860               32,429
Property and equipment, net............................................                      9,727                9,789
Goodwill, net..........................................................                     35,581               33,917
Other assets...........................................................                        672                  419
                                                                                          --------              -------

      Total assets.....................................................                   $131,840              $76,554
                                                                                          ========              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable....................................................                   $  7,396              $ 5,145
   Accrued salaries, commissions, and related payroll taxes............                     13,496                7,322
   Accrued liabilities.................................................                      6,129                1,714
   Income taxes payable................................................                      4,453                2,688
                                                                                          --------              -------
      Total current liabilities........................................                     31,474               16,869
Long-term debt and other obligations...................................                        133               14,161
Deferred income taxes..................................................                      1,266                1,555
                                                                                          --------              -------

       Total liabilities...............................................                     32,873               32,585
                                                                                          --------              -------
Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares
   authorized; issued and outstanding: 12,965,000 shares at June 25,
    2000 and 10,466,000 shares at December 26, 1999....................                     83,438               38,183
Stockholders' note receivable..........................................                     (2,192)              (5,499)
Accumulated translation adjustment.....................................                         (8)                   1
Retained earnings......................................................                     17,729               11,284
                                                                                          --------              -------

     Total stockholders' equity........................................                     98,967               43,969
                                                                                          --------              -------

     Total liabilities and stockholders' equity........................                   $131,840              $76,554
                                                                                          ========              =======

           See notes to condensed consolidated financial statements.


1. December 26, 1999 Balance Sheet has been derived from audited financial statements at that date.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share and share amounts)
                                  (Unaudited)







                                                                    Three Months Ended            Six Months Ended
                                                             June 25, 2000  June 27, 1999   June 25, 2000  June 27, 1999
                                                             -------------  --------------  -------------  --------------
  Net revenues:
    Contract services................................       $    57,553    $    34,566     $   105,638    $    64,833
    Permanent placement..............................            20,091          8,318          33,585         13,911
                                                            -----------    -----------     -----------    -----------

  Total net revenues.................................            77,644         42,884         139,223         78,744
  Cost of contract services..........................            37,740         22,755          69,757         43,222
                                                            -----------    -----------     -----------    -----------

  Gross profit.......................................            39,904         20,129          69,466         35,522
  Operating expenses.................................            33,846         17,185          58,670         30,247
                                                            -----------    -----------     -----------    -----------

  Income from operations.............................             6,058          2,944          10,796          5,275
  Other income/(expense), net........................               435            (29)            233           (128)
                                                            -----------    -----------     -----------    -----------

  Income before income taxes.........................             6,493          2,915          11,029          5,147
  Income taxes.......................................             2,702          1,195           4,584          2,110
                                                            -----------    -----------     -----------    -----------

  Net income.........................................       $     3,791    $     1,720     $     6,445    $     3,037
                                                            ===========    ===========     ===========    ===========
  Net income per share:
    Basic............................................             $0.30          $0.17           $0.56          $0.31
    Diluted..........................................             $0.28          $0.16           $0.51          $0.29

  Shares used in per share computation:
    Basic............................................        12,624,000     10,219,000      11,552,000      9,894,000
    Diluted..........................................        13,517,000     10,562,000      12,541,000     10,352,000



           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                                            Six months ended
                                                                                      June 25,            June 27,
                                                                                         2000                1999
                                                                                     -----------------------------
Cash flows from operating activities:
    Net income.............................................................              $  6,445         $  3,037
    Adjustments to reconcile net income to net cash used for
     operating activities:
      Depreciation and amortization........................................                 2,120            1,186
      Deferred income taxes................................................                (2,268)            (180)
      Interest on stockholder notes receivable.............................                  (141)               -
      Changes in assets and liabilities:
         Accounts receivable...............................................               (16,556)         (10,497)
         Prepaid expenses and other assets.................................                (1,311)            (172)
         Accounts payable and accrued expenses.............................                12,805            2,440
         Income taxes payable..............................................                 4,798            1,329
                                                                                         --------         --------
           Net cash provided by/(used for) operating activities............                 5,892           (2,857)
                                                                                         --------         --------

Cash flows from investing activities:
    Purchase of property and equipment.....................................                (1,520)          (1,840)
    Investments............................................................                    14               (1)
    Earnout payments relating to business acquisitions.....................                (2,201)            (700)
                                                                                         --------         --------
           Net cash used for investing activities..........................                (3,707)          (2,541)
                                                                                         --------         --------

Cash flows from financing activities:
    Borrowing on debt......................................................                15,548            9,416
    Notes payable repayments...............................................               (29,548)          (2,128)
    Proceeds from exercise of options......................................                 3,112               84
    Proceeds from sale of common stock, net of issuance costs..............                39,110                -
    Stockholders notes receivable..........................................                 3,446           (5,056)
                                                                                         --------         --------

           Net cash provided financing activities..........................                31,668            2,316
                                                                                         --------         --------
Net increase/(decrease) in cash and equivalents............................                33,853           (3,082)
Cash and equivalents, beginning of period..................................                 1,191            3,082
                                                                                         --------         --------
Cash and equivalents, end of period........................................              $ 35,044         $      -
                                                                                         ========         ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for -
       Income taxes........................................................              $  1,979         $    874
       Interest............................................................              $    352         $    223



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

     The unaudited interim financial information as of June 25, 2000 and for the three and six months ended June 25, 2000 and June 27, 1999, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the three and six months ended June 25, 2000, are not necessarily indicative of the results that may be expected for the year ending January 2, 2001.

2. Comprehensive Income. Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the six months ended June 25, 2000 and June 27, 1999, the change in net assets from nonowner sources was ($9,000) and $0, respectively, for the change in the accumulated translation adjustment, and comprehensive income was $6,437,000 and $3,037,000, respectively.

3. Stockholder's Equity. On April 15, 1999, Paul Barlett, then President, exercised 750,000 options at $4.00 per share for $3,000,000. The Company made two loans to Mr. Barlett for the aggregate amount of $3,274,000 for the exercise price of the options and the payroll taxes associated with the transaction. In April 2000, Mr. Bartlett paid $1,611,000 to the Company against the outstanding balance of his loans. In June 2000, Mr. Bartlett paid the remaining balance of his loans of $1,835,000 to the Company.

4. Common Stock Offering. In April 2000, the Company completed a secondary offering of 4,033,000 shares of its Common Stock at a price of $21.00 per share. This offering consisted of 1,988,000 shares of newly issued Common Stock and 2,045,000 shares sold by selling shareholders. After underwriting discounts, commissions, and other issuance costs of $535,000, net proceeds to the Company from this offering were approximately $45.6 million.

5. Revenue Recognition. In December 1999, SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles
(GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently reviewing SAB 101 and has not yet determined its impact, if any, on the Company's financials.

6. Business Segment Reporting. Under SFAS 131, the Company's operations were divided into two industry segments, Contracts Services and Permanent Placement Services. Operations in the Contract Services segment provides supplemental IT professionals on a contract basis. In a typical R&D contract, IT professionals are contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with its corporate clients.

                        HALL, KINION & ASSOCIATES, INC.

Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. Continuing operations by business segments are as follows:



                                                           Three Months Ended                 Six Months Ended
                                                      June 25, 2000    June 27, 1999   June 25, 2000     June 27, 1999
                                                      -------------    -------------   -------------     -------------
Contract Services:
  Net revenues.................................             $57,553          $34,566        $105,638           $64,833
  Cost of revenues............................               37,740           22,755          69,757            43,222
                                                            -------          -------        --------           -------
        Total ....................................           19,813           11,811          35,881            21,611
                                                            =======          =======        ========           =======

Permanent Placement:
  Net revenues.................................              20,091            8,318          33,585            13,911
  Cost of revenues............................                  ---              ---             ---               ---
                                                            -------          -------        --------           -------
        Total ....................................           20,091            8,318          33,585            13,911
                                                            =======          =======        ========           =======


Net revenues to unaffiliated customers by geographic areas are as follows:

                                                           Three Months Ended                      Six Months Ended
                                                      ----------------------------
                                                      June 25, 2000     June 27, 1999  June 25, 2000     June 27, 1999
                                                      -------------     -------------  -------------     --------------
United States.................................               76,783           42,317         137,959            77,683
Europe..............................................            861              567           1,264             1,061
                                                             ------           ------         -------            ------
       Total ....................................            77,644           42,884         139,223            78,744
                                                             ======           ======         =======            ======


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

     .    liquidity; and

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

OVERVIEW

     We source and deliver the most critical component of the Internet economy-- human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We have 41 offices located in 25 geographic markets. Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 74.1% of our net revenues for the three months ended June 25, 2000, and 80.6% for the three months ended June 27, 1999. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 25.9% of our net revenues for the three months ended June 25, 2000, and 19.4% for the three months ended June 27, 1999. Our Contract Services group accounted for 75.9% of our net revenues for the six months ended June 25, 2000 and 82.3% for the six months ended June 27, 1999. Our Permanent Placement Services group accounted for 24.1% of our net revenues for the six months ended June 25, 2000 and 17.7% for the six months ended June 27, 1999.

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

     .    opening new offices in existing geographic markets; and

     .    acquiring complementary businesses.

     Net revenues increased to $77.6 million for the three months ended June 25, 2000, from $42.9 million for the three months ending June 27, 1999, representing a 81.1% increase. Net revenues increased to $139.2 million for the six months ended June 25, 2000, from $78.7 million for the six months ended June 27, 1999, representing a 76.8% increase. Over this same period, we increased our number of sales, sales support and administrative employees to 821 individuals in 25 geographic markets from 565 individuals in 18 geographic markets in the corresponding quarter in 1999, representing a 45.3% increase in headcount. The number of revenue producing sales and sales support employees included in the overall headcount increased to 641 as of June 25, 2000 from 469 as of June 27, 1999, a 36.7% increase. The additions of new offices and the entry into new geographic markets have resulted in substantial increases in our operating expenses, primarily due to increased headcount. These expenses are incurred in advance of expected revenues because there is typically a delay before our sales and sales support personnel reach full productivity. As a result, in periods when we significantly increase our number of offices or acquisitions, our gross profit and net income may be negatively impacted.


Results of Operations for the Three Months and Six Ended June 25, 2000 and June 27, 1999

     Net Revenues. Net revenues increased 81.1% to $77.6 million for the three months ended June 25, 2000 from $42.9 million for the three months ended June 27, 1999. Net revenues from our Contract Services group increased 66.5% to $57.6 million for the three months ended June 25, 2000, from $34.6 million for the three months ended June 27, 1999. Net revenues from our Permanent Placement Services group were $20.1 million for the three months ended June 25, 2000 and $8.3 million for the three months ended June 27, 1999, representing an increase of 141.5%. Net revenues increase 76.8% to $139.2 million for the six months ended June 25, 2000, from $78.7 million for the six months ended June 27, 1999. Net revenues from our Contract Services group increased 62.9% to $105.6 million for the six months ended June 25, 2000, from $64.8 million for the six months ended June 27, 1999. Net revenues from our Permanent Placement Services group were $33.6 million for the six months ended June 25, 2000, from $13.9 million for the six months ended June 27, 1999. The increase in net revenues was due primarily to growth in existing offices and addition of new offices. Our revenue producing sales and sales support employee headcount increased throughout the year reaching 641 as of June 25, 2000 from 469 as of June 27, 1999, a 36.7% increase. Our IT professional headcount increased to 1,681 at June 25, 2000 from 1,362 at June 27, 1999, an increase of 23.4%.


Gross Profit

     Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, as there are no direct costs associated with such revenues. Gross profit increased by 98.2% to $39.9 million for the three months ended June 25, 2000, from $20.1 million for the three months ended June 27, 1999. Gross profit increased by 95.6% to $69.5 million for the six months ended June 25, 2000, from $35.5 million for the six months ended June 27, 1999. This increase was primarily attributable to an increase in the number of assignments, an increase in average billing rates, and an increase in demand for services from our Permanent Placement Services group. The increase in average billing rates was primarily attributable to an increase in higher rate leading edge technology contract services assignments. Gross profit as a percentage of net revenues increased to 51.4% for the three months ended June 25, 2000, from 46.9% for the three months ended June 27, 1999. Gross profit as a percentage of net revenues increased to 49.9% for the six months ended June 25, 2000, from 45.1% for the six months ended June 27, 1999. This increase was due primarily to an increase in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Services group increased to 34.4% for the three months ended June 25, 2000, from 34.2% for the three months ended June 27, 1999. Gross profit as percentage of net revenues from the Contract Services group increased 34.0% for the six months ended June 25, 2000, from 33.3% for the six months ended June 27, 1999. This increase was primarily attributable to an increase in the number of assignments and an increase in average billing rates.

Operating Expenses

  Operating Expenses. Operating expenses consist primarily of employee costs, recruiting expenses, marketing expenses and amortization of intangible assets related to acquisitions. Operating expenses increased by 97.0% to $33.8 million for the three months ended June 25, 2000, compared to $17.2 million for the three months ended June 27, 1999. Operating expenses increased by 94.0% to $58.7 million for the six months ended June 25, 2000, compared to $30.2 million for the six months ended June 27, 1999. Operating expenses as a percentage of net revenues increased to 43.6% for the three months ended June 25, 2000, from 40.1% for the three months ended June 27, 1999. Operating expenses as a percentage of net revenues increased to 42.1% for the six months ended June 25, 2000, from to 38.4% for the six months ended June 27, 1999. The increases resulted primarily from expenses associated with increased sales, sales support and administrative employee costs, facility costs, amortization and depreciation expense, which are associated with the opening of new offices and expanding of current offices.


Other Income (Expense), Net

Other Expense. Interest income increased to $430,000 for the three months ended June 25, 2000, from $72,000 for the three months ended June 27, 1999. Interest income increased to $523,000 for the six months ended June 25, 2000, from $76,000 for the six months ended June 27, 1999. The increase in interest income resulted from interest related to proceeds from common stock offering and, to a lesser extent, loans made to some executive officers. Interest expense decreased to $31,000 for the three months ended June 25, 2000, compared to $132,000 for the three months ended June 27, 1999. The decrease in interest expense for the three months ended June 25, 2000, was due to paying off our debt with proceeds from the secondary offering consummated in April 2000. Interest expense increased to $343,000 for the six months ended June 25, 2000, from $224,000 for the six months ended June 27, 1999. The increase in interest expense for the six months ended June 25, 2000, primarily reflected debt incurred in connection with acquisitions and an overall increase in interest rates. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $36,000 and $54,000 for the three and six months ended June 25, 2000 and $31,000 and $20,000 for the three and six months ended June 27, 1999.

Income Taxes

     Income Taxes. Our effective tax rate was 41.6% for the three and six months ended June 25, 2000, compared to 41.0% for the three and six months ended June 27, 1999. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Income

     Net Income. Net income increased 120.4% to $3.8 million for the three months ended June 25, 2000, compared to $1.7 million for the three months ended June 27, 1999. Net income increased 112.2% to $6.4 million for the six months ended June 25, 2000, compared to $3.0 million for the six months ended June 27, 1999. Net income as a percentage of revenue was 4.9% for the three months ended June 25, 2000, compared to 4.0% for the three months ended June 27, 1999. Net income as a percentage of revenue was 4.6% for the six months ended June 25, 2000, compared to 3.9% for the six months ended June 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities provided $5.7 million from operations for the six months ended June 25, 2000, compared to using $2.9 million for the six months ended June 27, 1999.

     The principal uses of cash for investing activities for the six months ended June 25, 2000, were for earnout payments relating to business acquisitions and the purchase of property and equipment. Purchases of property and equipment included upgrading our network and other technology systems.

     In November 1999, we refinanced our $20 million revolving credit facility with a new $30 million credit facility. The new $30 million credit facility is comprised of a $20 million revolving credit facility and a $10 million term loan facility. There were no borrowings under the term loan facility. The interest rate on both facilities is the lower of the lender's prime rate or LIBOR. Both facilities terminate in July 2002. Borrowings under both facilities are secured by substantially all of our assets. The facilities contain covenants requiring us to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. We are in compliance with all of these covenants as of June 25, 2000.

     Net cash provided by financing activities for the six months ended June 25, 2000, was $31.8 million, due primarily to proceeds from sale of common stock associated with the secondary offering in April 2000 and partially offset by repayment of debt.

     We believe that our cash flows from operations and amounts available under our credit facility will be sufficient to meet our cash requirements for at least twelve months.

     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         In June 1999, the Company and certain of its directors and oficers were named as defendants in three putative class actions filed in the United States District Court for the Northern District of California, alleging violations of Section (10)b of the Securities and Exchange Act of 1934. Pursuant to court order, those cases have been consolidated, and a consolidated amended complaint was filed on January 24, 2000. The action arises out of the Company's announcement of a shortfall in earnings for the quarter ending June 1998, and purports to be brought on behalf of all purchasers of the Company's common stock between August 5, 1997, the date of the Company's initial public offering, and June 18, 1998, when the Company pre-announced the earnings shortfall. The complaint generally alleges that the Company misstated its future prospects in various press releases and communications with analysts, and failed to disclose alleged internal problems with the integration of certain acquired businesses, while allegedly selling material amounts of stock held by insiders. The Company successfully moved to dismiss all claims in the action, and the court entered an order on April 25, 2000 dismissing the case with leave to amend. A First Amended Complaint was filed on June 16, 2000. The Company filed a further Motion to Dismiss the First Amended Complaint on July 20, 2000. A decision on such motion is not expected before October, 2000. While the Company believes that the claims are meritless, and that its Directors & Officers liability insurance will adequately cover the pending claims, no assurance can be given that an adverse judgement in the matter would not have a material adverse impact on the Company's business and financial condition.

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

Date:    August 9, 2000



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