Form 10-Q
period 2000-09-24
HALL KINION & ASSOCIATES INC
filed 2000-11-07
CIK 1009657

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ________________________

                                   FORM 10-Q
                           ________________________


      (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000

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

                           ________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2000:

      13,164,997 shares of common stock.


================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                             PAGE
                                                                                                                             ----

PART I.          FINANCIAL INFORMATION.....................................................................................     3

Item 1.          Financial Statements......................................................................................     3

                 Condensed Consolidated Balance Sheets at September 24, 2000 and December 26, 1999.........................     3

                 Condensed Consolidated Statements of Income for the three months and nine months ended September
                 24, 2000 and September 26, 1999...........................................................................     4

                 Condensed Consolidated Statements of Cash Flows for the nine months ended September 24, 2000 and
                 September 26, 1999........................................................................................     5

                 Notes to Condensed Consolidated Financial Statements......................................................     6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations................................................................................................     8

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings.........................................................................................    12

Item 6.          Exhibits and Reports on Form 8-K..........................................................................    12

SIGNATURES       ..........................................................................................................    13

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                  September 24,            December 26,
ASSETS                                                                               2000                    1999/1/
                                                                             ------------------------------------------
Current Assets:
  Cash and equivalents.................................................                   $ 34,622              $ 1,191
  Accounts receivable, net of allowance for doubtful accounts of
       $2,797 at September 24, 2000 and $1,500 at December 26,1999.....                     49,067               27,987
  Prepaid expenses and other current assets............................                      3,387                1,437
  Deferred income taxes................................................                      4,096                1,814
                                                                                             -----                -----
           Total current assets........................................                     91,172               32,429
Property and equipment, net............................................                     10,419                9,789
Goodwill, net..........................................................                     35,367               33,917
Other assets...........................................................                        673                  419
                                                                                               ---               ------

      Total assets.....................................................                   $137,631              $76,554
                                                                                          ========              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable....................................................                   $  7,291              $ 5,145
   Accrued salaries, commissions, and related payroll taxes............                     11,834                7,322
   Accrued liabilities.................................................                      7,528                1,714
   Income taxes payable................................................                      2,735                2,688
                                                                                             -----                -----
      Total current liabilities........................................                     29,388               16,869
Long-term debt and other obligations...................................                        154               14,161
Deferred income taxes..................................................                      1,102                1,555
                                                                                             -----                -----

       Total liabilities...............................................                     30,644               32,585
                                                                                            ------               ------
Stockholders' Equity:
Common stock; $0.001 par value; 100,000 shares
   Authorized; issued and outstanding: 13,163 shares at September 24,
    2000 and 10,466 shares at December 26, 1999........................                     87,231               38,183
Stockholders' note receivable..........................................                     (2,230)              (5,499)
Accumulated translation adjustment.....................................                        (14)                   1
Retained earnings......................................................                     22,000               11,284
                                                                                            ------               ------

     Total stockholders' equity........................................                    106,987               43,969
                                                                                           -------               ------

     Total liabilities and stockholders' equity........................                   $137,631              $76,554
                                                                                          ========              =======

           See notes to condensed consolidated financial statements.


1. December 26, 1999 Balance Sheet has been derived from audited financial statements at that date.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended                       Nine Months Ended
                                                        September 24,        September 26,      September 24,       September 26,
                                                        -------------        -------------      -------------       -------------
                                                             2000                 1999               2000                1999
                                                             ----                 ----               ----                ----
Net revenues:
  Contract services.....................................       $59,891             $39,066            $165,529           $103,899
  Permanent placement...................................        19,372              10,258              52,957             24,169
                                                               -------             -------            --------           --------

Total net revenues......................................        79,263              49,324             218,486            128,068
Cost of contract services...............................        38,794              25,677             108,550             68,899
                                                               -------             -------            --------           --------

Gross profit............................................        40,469              23,647             109,936             59,169
Operating expenses......................................        33,673              19,922              92,343             50,170
                                                               -------             -------            --------           --------

Income from operations..................................         6,796               3,725              17,593              8,999
Other income/(expense), net.............................           543                 (96)                776               (223)
                                                               -------             -------            --------           --------

Income before income taxes..............................         7,339               3,629              18,369              8,776
Income taxes............................................         3,068               1,506               7,652              3,616
                                                               -------             -------            --------           --------
Net income..............................................       $ 4,271             $ 2,123            $ 10,717           $  5,160
                                                               =======             =======            ========           ========

Net income per share:
  Basic.................................................       $  0.33             $  0.20            $   0.89           $   0.51
  Diluted...............................................       $  0.30             $  0.20            $   0.82           $   0.49

Shares used in per share computation:
  Basic.................................................        13,088              10,385              12,071             10,057
  Diluted...............................................        14,222              10,772              13,096             10,490


           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                            Nine months ended
                                                                                    September 24,        September 26,
                                                                                         2000                1999
                                                                                   -----------------------------------
Cash flows from operating activities:
  Net income...............................................................              $ 10,717         $  5,160
    Adjustments to reconcile net income to net cash used for
     operating activities:
        Depreciation and amortization......................................                 3,275            1,979
        Deferred income taxes..............................................                (2,735)            (572)
        Interest on stockholder notes receivable...........................                  (178)               -
        Loss on sale of fixed assets.......................................                   151                -
        Changes in assets and liabilities:
           Accounts receivable.............................................               (21,081)         (12,181)
           Prepaid expenses and other assets...............................                (2,218)            (265)
           Accounts payable and accrued expenses...........................                12,451            3,290
           Income taxes payable............................................                 5,388            2,764
                                                                                         --------         --------
              Net cash provided by operating activities....................                 5,770              175
                                                                                         --------         --------

Cash flows from investing activities:
  Purchase of property and equipment.......................................                (3,247)          (3,760)
  Investments..............................................................                    14                -
  Earnout payments relating to business acquisitions.......................                (2,259)          (7,943)
                                                                                         --------         --------
           Net cash used for investing activities..........................                (5,492)         (11,703)
                                                                                         --------         --------

Cash flows from financing activities:
  Line of credit, net......................................................                     -           (1,000)
  Borrowing on debt........................................................                15,548           14,600
  Notes payable repayments.................................................               (29,548)          (1,775)
  Proceeds from exercise of options........................................                 4,597            3,162
  Proceeds from sale of common stock, net of issuance costs................                39,110                -
  Stockholders notes receivable............................................                 3,446           (5,414)
                                                                                         --------         --------
           Net cash provided financing activities..........................                33,153            9,573
                                                                                         --------         --------
Net increase/(decrease) in cash and equivalents............................                33,431           (1,955)
Cash and equivalents, beginning of period..................................                 1,191            3,082
                                                                                         --------         --------
Cash and equivalents, end of period........................................              $ 34,622         $  1,127
                                                                                         ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for -
    Income taxes...........................................................              $  4,905         $  1,278
    Interest...............................................................              $    350         $    397
  Noncash investing and financing activities -
    Income tax benefit from employee stock transactions....................              $  5,341         $    299

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

    The unaudited interim financial information as of September 24, 2000 and for the three and nine months ended September 24, 2000 and September 26, 1999, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this information. Operating results for the three and nine months ended September 24, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. Comprehensive Income. Statement of Financial Accounting Standards 130, Reporting Comprehensive Income, requires reporting by major components and as a single total, the change in its net assets during the period from nonowner sources. For the nine months ended September 24, 2000 and September 26, 1999, the change in net assets from nonowner sources was ($15,000) and $0, respectively, for the change in the accumulated translation adjustment, and comprehensive income was $10,702,000 and $5,160,000, respectively.

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

4. Common Stock Offering. In April 2000, the Company completed a secondary offering of 4,033,000 shares of its Common Stock at a price of $21.00 per share. This offering consisted of 1,988,000 shares of newly issued Common Stock and 2,045,000 shares sold by selling stockholders. After underwriting discounts, commissions, and other issuance costs of $553,000, net proceeds to the Company from this offering were approximately $45.6 million.

5.  Revenue Recognition.  In December 1999, SEC issued Staff Accounting
Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently reviewing SAB 101 and believes that adoption of SAB 101 will not have in impact on the Company's financials.

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

                        HALL, KINION & ASSOCIATES, INC.

Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. Continuing operations by business segments are as follows:

                                                                    Three Months Ended                  Nine Months Ended
                                                             September 24,     September 26,     September 24,      September 26,
                                                              ------------      ------------     ------------      -------------
                                                                 2000                1999             2000                 1999
                                                                 ----                ----             ----                 ----
           Contract Services:
             Net revenues.....................                   $59,891             $39,066           $165,529           $103,899
             Cost of revenues.................                    38,794              25,677            108,551             68,899
                                                                 -------             -------           --------           --------
                   Gross Profit...............                    21,097              13,389             56,978             35,000
                                                                 =======             =======           ========           ========
           Permanent Placement:
             Net revenues.....................                    19,372              10,258             52,957             24,169
             Cost of revenues.................                       ---                 ---                ---                ---
                                                                 -------             -------           --------           --------
                   Gross Profit...............                    19,372              10,258             52,957             24,169
                                                                 =======             =======           ========           ========

Net revenues to unaffiliated customers by geographic areas are as follows:

                                                                Three Months Ended                               Nine Months Ended
                                                            September 24,       September 26,     September 24,      September 26,
                                                            -------------       -------------     -------------      -------------
                                                                  2000              1999              2000                1999
                                                                  ----              ----              ----                ----
         United States........................                    78,132              48,814            216,090            126,497
         Europe...............................                     1,131                 510              2,396              1,571
                                                                  ------              ------            -------            -------
                Total ........................                    79,263              49,324            218,486            128,068
                                                                  ======              ======            =======            =======

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

     We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified IT professionals, changes in the relative mix between contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into new geographic markets and the addition of offices, the structure and timing of acquisitions, changes in demand for IT professionals, general economic factors, and others listed in our other Securities and Exchange Commission filings.

     We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

     We source and deliver the most critical component of the Internet economy --human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We have 41 offices located in 25 geographic markets. Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 75.6% of our net revenues for the three months ended September 24, 2000, and 79.2% for the three months ended September 26, 1999. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 24.4% of our net revenues for the three months ended September 24, 2000, and 20.8% for the three months ended September 26, 1999. Our Contract Services group accounted for 75.8% of our net revenues for the nine months ended September 24, 2000 and 81.1% for the nine months ended September 26, 1999. Our Permanent Placement Services group accounted for 24.2% of our net revenues for the nine months ended September 24, 2000 and 18.9% for the nine months ended September 26, 1999.

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

We have experienced growth by:

     .  expanding our pool of IT professional

     .  adding sales and recruiting employees;

     .  acquiring complementary businesses.

     Net revenues increased to $79.3 million for the three months ended September 24, 2000, from $49.3 million for the three months ending September 26, 1999, representing a 60.7% increase. Net revenues increased to $218.5 million for the nine months ended September 24, 2000, from $128.1 million for the nine months ended September 26, 1999, representing a 70.6% increase. Over this same period, we increased our number of sales, sales support and administrative employees to 883 individuals in 25 geographic markets from 623 individuals in 18 geographic markets in the corresponding quarter in 1999, representing a 41.7% increase in headcount. The number of revenue producing sales and sales support employees included in the overall headcount increased to 687 as of September 24, 2000 from 503 as of September 26, 1999, a 36.6% increase. The additions of new offices and the entry into new geographic markets have resulted in substantial increases in our operating expenses, primarily due to increased headcount. These expenses are incurred in advance of expected revenues because there is typically a delay before our sales and sales support personnel reach full productivity. As a result, in periods when we significantly increase our number of offices or acquisitions, our gross profit and net income may be negatively impacted.

Results of Operations for the Three Months and Nine Months Ended September 24, 2000 and September 26, 1999

     Net Revenues. Net revenues increased 60.7% to $79.3 million for the three months ended September 24, 2000 from $49.3 million for the three months ended September 26, 1999. Net revenues from our Contract Services group increased 53.3% to $59.9 million for the three months ended September 24, 2000, from $39.1 million for the three months ended September 26, 1999. Net revenues from our Permanent Placement Services group were $19.4 million for the three months ended September 24, 2000 and $10.3 million for the three months ended September 26, 1999, representing an increase of 88.8%. Net revenues increased 70.6% to $218.5 million for the nine months ended September 24, 2000, from $128.1 million for the nine months ended September 26, 1999. Net revenues from our Contract Services group increased 59.3% to $165.5 million for the nine months ended September 24, 2000, from $103.9 million for the nine months ended September 26, 1999. Net revenues from our Permanent Placement Services group were $53.0 million for the nine months ended September 24, 2000, as compared to $24.2 million for the nine months ended September 26, 1999. The increase in net revenues was due primarily to growth in existing offices. Our revenue producing sales and sales support employee headcount increased throughout the year reaching 687 as of September 24, 2000 from 503 as of September 26, 1999, a 36.6% increase. Our IT professional headcount increased to 1,698 at September 24, 2000 from 1,457 at September 26, 1999, an increase of 16.5%.

Gross Profit

     Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, as there are no direct costs associated with such revenues. Gross profit increased by 71.1% to $40.5 million for the three months ended September 24, 2000, from $23.6 million for the three months ended September 26, 1999. Gross profit increased by 85.8% to $109.9 million for the nine months ended September 24, 2000, from $59.2 million for the nine months ended September 26, 1999. This increase was primarily attributable to an increase in the number of assignments, an increase in average billing rates, and an increase in demand for services from our Permanent Placement Services group. The increase in average billing rates was primarily attributable to an increase in higher rate leading edge technology contract services assignments. Gross profit as a percentage of net revenues increased to 51.1% for the three months ended September 24, 2000, from 47.9% for the three months ended September 26, 1999. Gross profit as a percentage of net revenues increased to 50.3% for the nine months ended September 24, 2000, from 46.2% for the nine months ended September 26, 1999. This increase was due primarily to an increase in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Services group increased to 35.2% for the three months ended September 24, 2000, from 34.3% for the three months ended September 26, 1999. Gross profit as a percentage of net revenues from the Contract Services group increased to 34.4% for the nine months ended September 24, 2000, from 33.7% for the nine months ended September 26, 1999. This increase was primarily attributable to an increase in the number of assignments and an increase in average billing rates.

Operating Expenses

     Operating Expenses. Operating expenses consist primarily of employee costs, recruiting expenses, marketing expenses and amortization of intangible assets related to acquisitions. Operating expenses increased by 69.0% to $33.7 million for the three months ended September 24, 2000, compared to $19.9 million for the three months ended September 26, 1999. Operating expenses increased by 84.1% to $92.3 million for the nine months ended September 24, 2000, compared to $50.2 million for the nine months ended September 26, 1999. Operating expenses as a percentage of net revenues increased to 42.5% for the three months ended September 24, 2000, from 40.4% for the three months ended September 26, 1999. Operating expenses as a percentage of net revenues increased to 42.3% for the nine months ended September 24, 2000, from to 39.2% for the nine months ended September 26, 1999. The increases resulted primarily from expenses associated with increased sales, sales support and administrative employee costs, facility costs, amortization and depreciation expense, which are associated with the opening of new offices and expanding of current offices.

Other Income (Expense), Net

Other Expense. Interest income increased to $693,000 for the three months ended September 24, 2000, from $83,000 for the three months ended September 26, 1999. Interest income increased to $1,215,000 for the nine months ended September 24, 2000, from $159,000 for the nine months ended September 26, 1999. The increase in interest income resulted from interest related to proceeds from the common stock offering consummated in April 2000 and, to a lesser extent, loans made to some executive officers. Interest expense decreased to $8,000 for the three months ended September 24, 2000, compared to $180,000 for the three months ended September 26, 1999. Interest expense decreased to $351,000 for the nine months ended September 24, 2000, from $404,000 for the nine months ended September 26, 1999. The decrease in interest expense for the three and nine months ended September 24, 2000, was due to paying off our debt with proceeds from the common stock offering consummated in April 2000. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $9,000 and $63,000 for the three and nine months ended September 24, 2000 and $1,000 and $22,000 for the three and nine months ended September 26, 1999.

Income Taxes

     Income Taxes. Our effective tax rate was 41.8% for the three and nine months ended September 24, 2000, compared to 41.7% for the three and nine months ended September 26, 1999. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Income

     Net Income. Net income increased 101.2% to $4.3 million for the three months ended September 24, 2000, compared to $2.1 million for the three months ended September 26, 1999. Net income increased 107.7% to $10.7 million for the nine months ended September 24, 2000, compared to $5.2 million for the nine months ended September 26, 1999. Net income as a percentage of revenue was 5.4% for the three months ended September 24, 2000, compared to 4.3% for the three months ended September 26, 1999. Net income as a percentage of revenue was 4.9% for the nine months ended September 24, 2000, compared to 4.0% for the nine months ended September 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We generally fund our operations and working capital needs through cash generated from operations, proceeds from offering of our common stock and by borrowings under our revolving line of credit with a commercial bank. Our operating activities provided $5.8 million from operations for the nine months ended September 24, 2000, compared to using $175,000 for the nine months ended September 26, 1999.

     The principal uses of cash for investing activities for the nine months ended September 24, 2000, were for the purchase of property and equipment and earnout payments relating to business acquisitions. Purchases of property and equipment included upgrading our network and other technology systems.

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

     Net cash provided by financing activities for the nine months ended September 24, 2000, was $33.2 million, due primarily to proceeds from sale of common stock associated with the secondary offering in April 2000 and partially offset by repayment of debt.

     We believe that our cash flows from operations and amounts available under our credit facility will be sufficient to meet our cash requirements for at least twelve months.

  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

   In June 1999, the Company and certain of its directors and officers were named as defendants in three putative class actions filed in the United States District Court for the Northern District of California, alleging violations of Section (10)b of the Securities and Exchange Act of 1934. Pursuant to court order, those cases have been consolidated, and a consolidated amended complaint was filed on January 24, 2000. The action arises out of the Company's announcement of a shortfall in earnings for the quarter ending June 1998, and purports to be brought on behalf of all purchasers of the Company's common stock between August 5, 1997, the date of the Company's initial public offering, and June 18, 1998, when the Company pre-announced the earnings shortfall. The complaint generally alleges that the Company misstated its future prospects in various press releases and communications with analysts, and failed to disclose alleged internal problems with the integration of certain acquired businesses, while allegedly selling material amounts of stock held by insiders. The Company successfully moved to dismiss all claims in the action, and the court entered an order on April 25, 2000 dismissing the case with leave to amend. A First Amended Complaint was filed on June 16, 2000. The Company filed a further Motion to Dismiss the First Amended Complaint on July 20, 2000. [A decision on such motion is not expected before November, 2000.] While the Company believes that the claims are meritless, and that its Directors & Officers liability insurance will adequately cover the pending claims, an adverse judgement in the matter may have a material adverse impact on the Company's business and financial condition.

Item 6. Exhibits and Reports on Form 8-K

a  (a)  Exhibits:
b
        Exhibit 27.1 - Financial Data Schedule

   (b)  Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HALL, KINION & ASSOCIATES, INC.

Date:  November 6, 2000



                                        By: /s/ Martin A. Kropelnicki
                                           ----------------------------------
                                           Martin A. Kropelnicki
                                           Vice President,
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)