Form 10-K405
period 2000-12-31
HALL KINION & ASSOCIATES INC
filed 2001-03-27
CIK 1009657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

           FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  for the fiscal year ended December 31, 2000

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

  185 Berry Street, China Basin Landing, Suite 4600, San Francisco, CA 94107
                   (Address of principal executive offices)

                                (415) 371-8400
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 22, 2001, there were outstanding 13,198,501 shares of the registrant's Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on the Nasdaq Stock Market (National Market System) on March 22, 2001, was approximately $78,779,213.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk" and elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

  . our business and growth strategies;

  . the markets we serve;

  . liquidity; and

  . our efforts to increase brand awareness.

   We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified IT professionals, changes in the relative mix between our contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into new geographic markets and the addition of offices, the structure and timing of acquisitions, changes in demand for IT professionals, general economic factors, and others listed under "Risk Factors," elsewhere in this report, and in our other Securities and Exchange Commission filings.

   We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

                                    PART I

Item 1. Business

Overview of the Company

   Hall Kinion sources and delivers the most critical component of the Internet economy--human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of technology. We believe we are well qualified to identify, screen and deliver the specific IT talent demanded by our clients because we have built thorough, long-term relationships with the vendors of Internet technologies and because we are successful at recruiting IT professionals with skills in leading edge technologies. Our clients include industry leaders such as Motorola, IBM and AT&T Wireless.

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

  . Capitalize on our client base to attract and retain IT professionals. The shortage of available talent has made attracting and retaining qualified IT professionals critical to our success. We believe that the most important motivators of IT professionals are working on leading edge technology assignments, flexible lifestyles and compensation. We have developed advantages in addressing the motivations of our professionals. The most important motivator is the opportunity for rewarding and challenging assignments. We provide leading edge technology assignments that match our IT professionals' abilities, because we have focused on serving the vendors and users of Internet technologies. Conversely, we are able to meet the technology requirements of these companies, in great part, because we are able to attract the best and brightest IT talent. We also cater to the individual and family lifestyle demands of IT professionals by providing work assignments that may allow flexible working hours and telecommuting opportunities. We offer our IT professional employees an attractive compensation program that includes stock options and the opportunity to participate in benefit plans equivalent to those available to their full time counterparts.

  . Build brand recognition. We have implemented a strong brand recognition campaign as The Talent Source for the Internet economy(TM) with marketing promotions designed to convey an Internet image. This campaign is directed toward the Generation X market that includes a large segment of our IT professionals. Branding efforts have included a corporate logo that conveys an Internet theme and use of the slogan "The place where speed and talent come together on the Internet." Promotions have included live web casts and an auto racing sponsorship. We believe that our branding campaign gives us a competitive advantage in soliciting technology clients and recruiting IT talent and sales and sales support employees.

  . Create a corporate culture that attracts and retains sales and sales support employees. We spend a great deal of time, energy and money recruiting our sales and sales support employees. We have created a performance-based culture, with an attitude of "celebration" that our employees find appealing and energizing. Our culture is embodied in our ongoing performance-rewarding traditions as well as our annual business planning convention and national awards trip, the highlight of the sales year at Hall Kinion. We believe that our culture has played a significant role in our ability to recruit and retain sales and sales support employees.

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

Our Growth Strategy

   We have followed a growth strategy focused on strong internal growth, including new office openings, supplemented by strategic acquisitions. Key elements of our strategy include:

  . Hiring, training and developing additional sales and sales support employees. Our sales and sales support employees, who are our key contacts with our clients and IT professionals, directly impact our ability to generate revenues. We have been successful in recruiting and retaining sales and sales support personnel and have grown from 397 sales and sales support employees at the end of 1998 to 715 at the end of 2000. Sales and sales support professionals receive extensive sales training and targeted technology training during their initial orientation and throughout their careers with Hall Kinion. As our employees are promoted, they receive additional training in these areas, as well as in management and budgeting.

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

  . Opening additional offices in the Silicon Valleys of the world. Our geographic growth is focused on markets where there is a large concentration of high technology companies and skilled IT professionals. Over the last seven years, we have added approximately 40 offices in 24 geographic markets, including Silicon Valley, Austin, Texas and Tyson's Corner, Virginia. We believe that by focusing our geographic growth on the Silicon Valleys of the world, we are able to rapidly build our new offices to the "critical mass" required to achieve profitability in a new market.

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

  . Acquiring complementary businesses. We also have grown our business through selected acquisitions of complementary businesses. We grew in size and gained a national presence with our acquisition of Team Alliance. We acquired Group-IPEX and TKO Personnel to provide us with an international presence for recruiting, to expand our permanent placement presence and to give us a foothold for future international expansion. We developed our executive retained search operations and strengthened our contract services offerings with the simultaneous acquisition of Huntington Group and ITC. Through TKI Consulting, we acquired project-based software development and integration capabilities. We continue to explore additional acquisition opportunities, particularly those that provide us with new technology practices, new geographic presences, additional international recruiting capabilities or executive retained search businesses.

Our Operating & Sales Model

   We provide IT talent to our clients through our Contract Services group, which delivers IT professionals on a short-term contract basis, and through our Permanent Placement Services group which sources, qualifies, and delivers IT professionals for direct hire by our clients.

Contract Services Group

   Our Contract Services group employs two types of sales and sales support employees that have complementary roles in the rapid and high quality delivery of our contract services: account managers and technical recruiting agents. As of December 31, 2000, we employed 349 sales and sales support employees, including branch managers, sales directors, and sales vice presidents, in the Contract Services group.

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

Permanent Placement Services Group

   Our Permanent Placement Services group employs sales and sales support personnel whose primary role is the rapid and high quality delivery of permanent placement IT professionals. As of December 31, 2000, we employed 366 sales and sales support employees, including branch managers, sales directors, and sales vice presidents, in the Permanent Placement Services group.

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

Branch Managers, Sales Directors, & Sales Vice Presidents

   We employ branch managers, sales directors, and sales vice presidents, in both our Contract Services and Permanent Placement Services groups. Our branch managers are responsible for managing daily production, coordinating the account manager/technical recruiting agent partnerships and recruiter relationships, as well as hiring and developing sales teams. Branch managers are incentivized to meet revenue and gross profit objectives within pricing guidelines determined at the executive level. Branch managers also solicit and develop client opportunities, such as pursuing regional and national accounts. We primarily promote our branch managers from within the company, providing an established career path for our sales and sales support employees.

   Our sales directors manage all branch managers in their geographic territory. They implement and actively support our corporate culture of performance, achievement and the celebration of individual and team successes. Our sales vice presidents manage the sales directors in their respective areas. Branch managers, sales directors, and sales vice presidents, rely on sales budgets that are developed at the office level, and consolidated at the director and vice president levels. Sales directors and sales vice presidents are incentivized to provide year-over-year and sequential quarterly revenue growth, and to perform to their budget at the revenue, gross profit and earnings before interest and income taxes levels. Our budget provides statistical metrics that help our branch managers, sales directors, and sales vice presidents make decisions regarding the timing of expansion within their existing geographic markets and into new geographic markets.

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

Accounting and Financial Services

   Our financial operations are primarily supported by a PeopleSoft ERP package implemented in 1999. We use various modules of PeopleSoft to track weekly, monthly, and quarterly performance at every level of operations. Our sales and sales support professionals, branch managers and directors use information provided by PeopleSoft to assist in decisions on fine tuning operations and adding employees and offices. We believe that our decentralized business model coupled with these performance metrics provides a sound framework for making daily operating decisions. We also regularly produce market analyses highlighting trends in our performance and our market place to help guide our company-wide strategic decision making.

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

Clients

   In the fourth quarter of 2000, 67% of our overall assignments were with technology companies working on Internet-related projects. Although our target market is vendors of Internet technologies, a significant portion of our assignments come from clients involved in high technology research and development whose products are not directly Internet-related. In the fourth quarter of 2000, these services accounted for 33% of our overall assignments and remain an important component of our business.

   We focus on companies requiring IT professionals for leading edge technology applications. Our assignments typically place an individual or a small group of skilled professionals and, as a result, we have minimal client concentration. In 2000, no client accounted for more than 5% of our net revenues and our top ten clients accounted for less than 15% of our net revenues. Our top ten clients in 2000 were:

        . Motorola                          .Computer Sciences Corporation
        . IBM Global Services               .Wells Fargo Bank
        . AT&T Wireless                     .Pro Unlimited
        . Razorfish                         .E*Trade
        . Compaq Corporation                .Siebel Systems

Technologies Served

   We traditionally have supplied a significant percentage of our talent to help our clients develop the next generation of technology services and products. As a result, we have kept abreast of the latest technology trends and have been able to evolve the skill set of our IT professionals to meet the demands of our leading edge technology clients. The following technologies are a representative sample of the e-commerce and software development skills that our IT professionals currently use in client assignments:

        . Java                              .Broadvision
        . Cold Fusion                       .COM and DCOM
        . XML                               .EJB
        . Corba                             .ERWin
        . ASP                               .UML

Employees

   As of December 31, 2000, 1,397 of our IT professionals were providing contract services to our clients. This number included 1,088 employees and 309 subcontractors. Our corporate staff at December 31, 2000, consisted of 920 full-time employees, of whom 715 were sales and sales support personnel and 205 were administrative and accounting personnel. We are not a party to any collective bargaining agreements covering any employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

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

Facilities

   Our principal executive offices are currently located in San Francisco, California and occupy an aggregate of approximately 5,600 square feet of office space pursuant to a lease that expires in December 2003. We also lease or sublease office space for our operations in Austin, Dallas and Houston, Texas; Capitola, Fremont, Irvine, Mountain View, San Mateo, Lafayette, Larkspur, San Jose and Sacramento, California; Boston, Massachusetts; Chicago and Schaumburg, Illinois; Denver and Boulder, Colorado; London, England; New York, New York; Trumbull, Connecticut; Tampa and Orlando, Florida; Atlanta, Georgia; Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; Iselin, New Jersey; McLean, Virginia; Minneapolis, Minnesota; Bellevue, Bothell and Seattle, Washington; New Delhi, India; and Tokyo, Japan. In addition, we own a training facility located in Park City, Utah.

Corporate History

   We were incorporated in California in 1991. During 1994, we began to expand our West Coast presence, and in 1996, we developed a national presence by acquiring Team Alliance, Inc. We reincorporated in Delaware in June 1997 and completed the initial public offering of our common stock in August 1997. We have grown from a single office in 1993 to 41 offices in 25 geographic markets, as of December 31, 2000.

   In April 2000, we completed a secondary offering of 4,033,000 shares of our common stock at a price of $21.00 per share. This offering consisted of 1,988,000 shares of newly issued common stock and 2,045,000 shares sold by selling stockholders. After underwriting discounts, commissions, and other issuance costs of $583,000, net proceeds to our company from that offering were approximately $39.1 million.

                                 RISK FACTORS

   You should consider these risk factors when you read "forward-looking" statements elsewhere in this report and before you make an investment decision on our stock. You can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. They are subject to a number of risks and uncertainties, including the risks described in this section and those described in "Special Note Regarding Forward-Looking Statements."

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

   We have recently experienced a period of rapid growth that has placed and will continue to place significant demands upon our management and other resources. Our net revenues increased 45.6% from $124.1 million in 1998 to $180.7 million in 1999 and 64.1% to $296.5 million in 2000 while headcount increased 35.7% from 678 employees in 1999 to 920 employees in 2000. Our ability to manage future growth effectively will require us to hire additional management personnel and expand our operational, financial and other internal systems. We may not be able to hire additional qualified management personnel. Furthermore, implementing a new or expanded financial and management information system can be time-consuming and expensive and require significant management resources. Our current personnel, systems, procedures and controls may not be adequate to support our future operations and we may not be able to implement any new system effectively. A failure to manage our growth effectively could have a material negative effect on our business, operating results and financial condition.

Our permanent placement business is difficult to forecast and is cyclical, and a decline in our permanent placement business would cause a decline in our revenue, gross profit and net income.

   Our permanent placement business has fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future. We provide permanent placement services on an assignment-by-assignment basis, which clients can terminate at any time, and existing clients may not continue to use our services at historical levels. A decline in our permanent placement business will result in a decrease in our net revenues. More importantly, gross profit for our permanent placement services group is essentially equal to permanent placement net revenues, as there are no direct costs associated with such revenues. Therefore, a decline in our permanent placement business would result in a decrease in our gross profit margins and net income.

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

   The IT staffing industry is highly competitive and fragmented and has low barriers to entry. In our Contract Services group, we compete for potential clients with providers of IT staffing services and, to a lesser extent, computer systems consultants, providers of outsourcing services, systems integrators and temporary personnel agencies. In our Permanent Placement Services group, we compete primarily against local and regional recruiting companies. Many of our current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of IT professionals and clients than our company. Our competitors that are smaller companies may be able to respond more quickly to customer requirements. Our competitors that are larger companies than us may be able to devote greater resources to marketing their services. In addition, recently a number of job sites have been established on the Internet. These sites allow IT professionals to find employment opportunities without using our services, and therefore, demand for our services may decrease. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and negatively affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and competitive pressures that we face may have a material negative effect on our business, operating results and financial condition.

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

   Recent changes in the law governing H-1B work permits has made it easier for foreign nationals, employed in the United States, to move from one employer to another. The easing of restrictions on the movement of these employees could increase the competitive environment in hiring and retaining foreign national IT professionals. Additionally, we bear significant up front cost to recruit, hire and immigrate foreign national IT professionals. If the employee has a reduced tenure we run the risk of not recovering these up front costs. The higher cost of hiring and the inability to retain qualified foreign national IT professionals could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon the services of our key personnel

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

An unfavorable appeals ruling to our class action lawsuit judgment could negatively impact our business, operating results and financial condition.

   In June 1999, we and certain of our directors and officers were named as defendants in three putative class actions filed in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities and Exchange Act of 1934. Pursuant to court order, those cases have been consolidated, and a consolidated amended complaint was filed on January 24, 2000. The action arises out of our announcement of a shortfall in earnings for the quarter ending June 1998, and purports to be brought on behalf of all purchasers of our common stock between August 5, 1997, the date of our initial public offering,and June 18, 1998, when we pre-announced the earnings shortfall. The complaint generally alleges that we misstated our future prospects in various press releases and communications with analysts, and failed to disclose alleged internal problems with the integration of certain acquired businesses, while allegedly selling material amounts of stock held by insiders.

   We successfully moved to dismiss all claims in the action, and the court entered an order on April 25, 2000 dismissing the case with leave to amend. A first amended complaint was filed on June 16, 2000. On October 27, 2000, the court dismissed the lawsuit and entered judgment in our favor. Plaintiffs have filed an appeal with the

Ninth Circuit Court of appeals, and a decision is not expected until sometime in 2002. While we believe that the claims are without merit, and that our directors and officers liability insurance will adequately cover the pending claims, an unfavorable judgment in the matter could have a material negative impact on our operating results and financial condition.

A small number of our stockholders can exercise substantial influence over our company.

   Our principal stockholders, Brenda C. Rhodes and Todd J. Kinion, beneficially owned a total of approximately 10.9% of our outstanding shares of common stock at December 31, 2000. As a result, these stockholders as a group will be able to exercise substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of our company and may discourage third parties from attempting to do so.

The current energy crisis in California could adversely affect our business.

   We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses. California is in the midst of an energy crisis that could disrupt our operations and those of some of our clients and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations. Our California clients may be subject to similar problems, which could affect their demand for our services.

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

Item 2. Properties

   Our principal executive offices are currently located in San Francisco, California and occupy an aggregate of approximately 5,600 square feet of office space pursuant to a lease that expires in December 2003. We also lease or sublease office space for its operations in Austin, Dallas and Houston, Texas; Capitola, Fremont, Irvine,

Mountain View, San Mateo, Lafayette, Larkspur, San Jose and Sacramento, California; Boston, Massachusetts; Chicago and Schaumburg, Illinois; Denver and Boulder, Colorado; London, England; New York, New York; Trumbull, Connecticut; Tampa and Orlando, Florida; Atlanta, Georgia, Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; Iselin, New Jersey; McLean, Virginia; Minneapolis, Minnesota; Bellevue, Bothell and Seattle, Washington; New Delhi, India; and Tokyo, Japan. In addition, we own a training facility located in Park City, Utah.

Item 3. Legal Proceedings

   In June 1999, we and certain of our directors and officers were named as defendants in three putative class actions filed in the United States District Court for the Northern District of California, alleging violations of Section 10(b) of the Securities and Exchange Act of 1934. Pursuant to court order, those cases have been consolidated, and a consolidated amended complaint was filed on January 24, 2000. The action arises out of our announcement of a shortfall in earnings for the quarter ending June 1998, and purports to be brought on behalf of all purchasers of our common stock between August 5, 1997, the date of our initial public offering,and June 18, 1998, when we pre-announced the earnings shortfall. The complaint generally alleges that we misstated our future prospects in various press releases and communications with analysts, and failed to disclose alleged internal problems with the integration of certain acquired businesses, while allegedly selling material amounts of stock held by insiders.

   We successfully moved to dismiss all claims in the action, and the court entered an order on April 25, 2000 dismissing the case with leave to amend. A first amended complaint was filed on June 16, 2000. On October 27, 2000, the court dismissed the lawsuit and entered judgment in our favor. Plaintiffs have filed an appeal with the Ninth Circuit Court of appeals, and a decision is not expected until sometime in 2002. While we believe that the claims are without merit, and that our directors and officers liability insurance will adequately cover the pending claims, an unfavorable judgment in the matter could have a material negative impact on our operating results and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Common Stock is listed for trading on the NASDAQ, National Market System under the symbol "HAKI". On December 31, 2000, there were approximately 50 holders of record of the Common Stock.

   The table below sets forth the high and low sales prices per share as reported on the NASDAQ (National Market System) for the fiscal years ended December 31, 2000 and December 26, 1999.

                                                                   Sales Price
                                                                  -------------
     Fiscal year ended December 31, 2000                           High   Low
     -----------------------------------                          ------ ------
     4th quarter ended December 31, 2000......................... $29.88 $16.00
     3rd quarter ended September 24,2000......................... $45.88 $26.50
     2nd quarter ended June 25, 2000............................. $30.00 $20.19
     1st quarter ended March 26, 2000............................ $30.00 $16.88

     Fiscal year ended December 26, 1999                           High   Low
     -----------------------------------                          ------ ------
     4th quarter ended December 26, 1999......................... $19.50 $10.00
     3rd quarter ended September 26,1999......................... $11.50 $ 6.38
     2nd quarter ended June 27, 1999............................. $ 8.50 $ 5.38
     1st quarter ended March 28,1999............................. $10.00 $ 4.75

   No cash dividends were paid in 2000, 1999, or 1998. We, as we deem appropriate, may continue to retain all earnings for use in our business or may consider paying a dividend in the future. We cannot currently issue dividends without acquiring bank consent prior to issuance.

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

                        Hall, Kinion & Associates, Inc.
                              Investor Relations
               185 Berry Street, China Basin Landing, Suite 4600
                        San Francisco, California 94107
                           Telephone: (415) 371-8400

Item 6. Selected Financial Data

   The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of result of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

                                               Fiscal Year
                                ---------------------------------------------
                                  2000     1999      1998     1997     1996
                                -------- --------  --------  -------  -------
                                 (in thousands, except per share amounts)
Consolidated Statement of
 Income Data:
Net revenues................... $296,491 $180,749  $124,132  $92,831  $50,571
Cost of contract services......  147,539   96,502    69,066   54,769   30,342
                                -------- --------  --------  -------  -------
Gross profit...................  148,952   84,247    55,066   38,062   20,229
Selling, general and
 administrative expenses.......  125,493   70,732    47,284   33,689   18,233
                                -------- --------  --------  -------  -------
Income from operations.........   23,459   13,515     7,782    4,373    1,996
Other income (expense), net....    1,615     (477)      (51)    (127)     369
                                -------- --------  --------  -------  -------
Income before income taxes.....   25,074   13,038     7,731    4,246    2,365
Income taxes...................   10,464    5,382     3,325    1,737    1,004
                                -------- --------  --------  -------  -------
Net income..................... $ 14,610 $  7,656  $  4,406  $ 2,509  $ 1,361
                                ======== ========  ========  =======  =======
Income per share:
  Basic........................ $   1.18 $   0.75  $   0.47  $  0.34  $  0.22
                                ======== ========  ========  =======  =======
  Diluted...................... $   1.10 $   0.71  $   0.43  $  0.25  $  0.16
                                ======== ========  ========  =======  =======
Weighted Average Common Shares
 Outstanding:
  Basic........................   12,357   10,155     9,439    7,339    6,282
  Diluted......................   13,267   10,716    10,342    9,907    8,350


Consolidated Balance Sheet
 Data:
Working capital................ $ 64,819 $ 15,560  $  7,808  $19,390  $   189
Total assets...................  139,821   76,554    55,976   42,440   22,994
Long term debt.................      209   14,161     1,083    2,549    6,738
Redeemable convertible
 preferred stock...............       --       --        --       --    9,900
Stockholders' equity
 (deficit).....................  110,762   43,969    37,902   31,530   (2,748)

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

Overview

   We source and deliver the most critical component of the Internet economy-- human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We have 41 offices located in 25 geographic markets. Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for approximately 76.0% of our net revenues in 2000, 80.5% in 1999, and 85.5% in 1998. Our
Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for approximately 24.0% of our net revenues in 2000, 19.5% in 1999, and 14.5% in 1998.

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

  . opening new offices in existing geographic markets; and

  . acquiring complementary businesses.

   Net revenues increased to $296.5 million in 2000 from $180.7 million in 1999, representing a 64.1% increase. Over this same period, we increased our number of sales, sales support and administrative employees to 920 individuals in 25 geographic markets from 678 individuals in 21 geographic markets, representing a 35.7% increase in headcount. The number of revenue producing sales and sales support employees included in the overall headcount increased to 715 in 2000 from 558 in 1999, a 28.1% increase. The addition of new offices, and the entry into new geographic markets have resulted in substantial increases in our operating expenses, primarily due to increased headcount. These expenses are incurred in advance of expected revenues because there is typically a delay before our sales and sales support personnel reach full productivity. As a result, in periods when we significantly increase our number of offices or acquisitions, our gross profit and net income may be negatively impacted. As a result of recent unfavorable economic conditions, sales in the United States may decline. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

Results of Operations

   The following table sets forth, the results of operations as a percentage of net revenues for the periods shown:

                                                               Fiscal Year
                                                                Ended(1)
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
Net revenues:
  Contract services........................................  76.0%  80.5%  85.5%
  Permanent placement services.............................  24.0   19.5   14.5
                                                            -----  -----  -----
    Total net revenues..................................... 100.0  100.0  100.0
Cost of contract services..................................  49.8   53.4   55.6
                                                            -----  -----  -----
Gross profit(2)............................................  50.2   46.6   44.4
Operating expenses.........................................  42.3   39.1   38.1
                                                            -----  -----  -----
Income from operations.....................................   7.9    7.5    6.3
Other income/(expenses)....................................   0.5   (0.3) ( 0.1)
                                                            -----  -----  -----
Income before taxes........................................   8.4    7.2    6.2
Income taxes...............................................   3.5    3.0    2.7
                                                            -----  -----  -----
Net income.................................................   4.9%   4.2%   3.5%
                                                            =====  =====  =====

--------
(1) Our fiscal year ends on the last Sunday of December.
(2) Gross profit for contract services as a percentage of net contract service revenues was 34.5% in 2000, 33.6% in 1999, and 34.9% in 1998.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 26, 1999

   Net Revenues. Net revenues increased 64.1% to $296.5 million in 2000 from $180.7 million in 1999. Net revenues from our Contract Services group increased 54.9% to $225.3 million in 2000 from $145.4 million in 1999. Net revenues from our Permanent Placement Services group were $71.2 million in 2000 and $35.3 million in 1999, representing an increase of 101.5%. The increase in net revenues in 2000 was due primarily to growth in existing offices and the addition of new offices. Our revenue producing sales and sales support employee headcount increased throughout the year reaching 715 as of the end of 2000 from 558 as of the end of 1999, a 28.1% increase. Our IT professional headcount decreased to 1,397 at the end of 2000 from 1,427 at the end of 1999, a 2.1% decrease.

   Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues as there are no direct costs associated with such revenues. Gross profit increased by 76.8% to $149.0 million for 2000 from $84.2 million for 1999. This increase was primarily attributable to an increase in the number of assignments, an increase in average billing rates, and an increase in demand for services from our Permanent Placement Services group. The increase in average billing rates was primarily attributable to an increase in higher rate leading edge technology contract services assignments. Gross profit as a percentage of net revenues increased to 50.2% for 2000 from 46.6% for 1999. This increase was due primarily to an increase in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Services group, increased slightly to 34.5% for 2000 from 33.6% for 1999. This increase was primarily due to an aggressive pricing strategy in our Contract Services group.

   Operating Expenses. Operating expenses consist primarily of employee costs, recruiting expenses, marketing expenses and amortization of intangible assets related to acquisitions. Operating expenses increased by 77.4% to $125.5 million for 2000 compared to $70.7 million for 1999. Operating expenses as a percentage of net revenues increased to 42.3% for 2000, from 39.1% for 1999. The increases resulted primarily from expenses associated with increased sales, sales support and administrative employee costs, opening new offices, facility costs, amortization and depreciation expense.

   Other Expense. Interest income increased to $2.1 million for 2000 from $263,000 for 1999. The increase in interest income resulted primarily from interest on cash received from sale of common stock and to a lesser extent from interest related to loans made to some executive officers in 2000. Interest expense decreased to $361,000 for 2000 compared to $723,000 for 1999. The decrease in interest expense reflected the repayment of debt.

   Income Taxes. Our effective income tax rate was 41.8% for 2000 compared to 41.3% for 1999. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

   Net Income. Net income increased 90.8% to $14.6 million for 2000 from $7.7 million for 1999. Net income as a percentage of net revenues was 4.9% for 2000 compared to 4.2% for 1999.

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

Liquidity and Capital Resources

   We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities generated cash of approximately $16.4 million in 2000 and $5.3 million in 1999. Cash provided from our operating activities for 2000 increased primarily due to improved operating margins, and aggressive cash collection policies.

   The principal uses of cash for investing activities for 2000 were for the purchase of property and equipment, and earn out payments relating to business acquisitions. Purchases of property and equipment included upgrading our network and other technology systems.

   We have a $30 million credit facility that is comprised of a $20 million revolving credit facility and a $10 million term loan facility. As of December 31, 2000, there were no borrowings under the revolving credit, nor under the term loan facility. The interest rate on both facilities is the lower of the lender's prime rate or LIBOR. Both facilities terminate in July 2002. Borrowings under both facilities are secured by substantially all of our assets. The facilities contain covenants requiring us to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. We are in compliance with all of these covenants as of December 31, 2000.

   Net cash provided by financing activities for 2000 was $33.1 million, due primarily to proceeds from sale of common stock associated with the secondary offering in April 2000 and partially offset by repayment of debt.

   We believe that our cash flows from operations and amounts available under our credit facility will be sufficient to meet our cash requirements for at least twelve months.

Recently Issued Financial Accounting Standards

  . In June 1998, the Financial Accounting Standards Board adopted SFAS No.
    133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for our fiscal year ending in December 2001, and will not be applied retroactively to the financial statements of prior periods. We have not engaged in any transactions requiring the use of SFAS No. 133, accordingly SFAS 133 has no effect on our financial statements.

  . In March 2000, the FASB issued Financial Accounting Standards Board
    Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--An Interpretation of APB No. 25." Interpretation No. 44 is effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 did not have an impact on our financial statements.

  . Revenue Recognition--In December, 1999, the SEC issued Staff Accounting
    Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policy complies with the provisions of SAB No. 101.

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

   Interest Rate Risk. As of December 31, 2000, we had no fixed rate long-term debt, or any borrowings against a $20 million revolving line of credit. If short-term interest rates were to increase 10 percent, the increased interest expense associated with these arrangements would not have a material impact on our net income or cash flows. We also currently have $42.7 million in cash and cash equivalents that are invested in the highest rated commercial paper and money market funds. If short-term interest rates were to decrease 10 percent, the decrease would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures. Historically, borrowings and repayments under our revolving line of credit facilities represented the most significant components of cash provided by or used for financing activities. Under an arrangement with a commercial bank, we may borrow an amount not to exceed $30 million with interest at the bank's prime interest rate, or LIBOR, whichever is lower. The borrowings under the line of credit facility are due in full on July 15, 2002 or on demand if the terms of the agreement are not met. The borrowings are collaterlized by substantially all of our assets.

   Foreign Currency Exchange Rate Risk. The United Kingdom pound is the functional currency in our subsidiary in the United Kingdom. We do not currently enter into foreign exchange forward contracts to hedge the balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the United Kingdom pound. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at December 31, 2000, the fair value of these foreign currency amounts would decline by an immaterial amount.

Item 8. Financial Statements and Supplementary Data

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                      December 31, December 26,
                                                          2000         1999
                                                      ------------ ------------
ASSETS
Current Assets:
  Cash and equivalents...............................   $ 42,692     $ 1,191
  Accounts receivable, net of allowance for doubtful
   accounts of $3,455 in 2000 and $1,500 in 1999.....     43,143      27,987
  Prepaid expenses and other current assets..........      2,653       1,437
  Deferred income taxes..............................      3,675       1,814
                                                        --------     -------
    Total current assets.............................     92,163      32,429
Property and equipment, net..........................     11,783       9,789
Goodwill, net........................................     35,096      33,917
Other assets.........................................        779         419
                                                        --------     -------
    Total assets.....................................   $139,821     $76,554
                                                        ========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................   $  7,314     $ 5,145
  Accrued salaries, commissions and related payroll
   taxes.............................................     11,428       7,322
  Accrued liabilities................................      5,584       1,714
  Income taxes payable...............................      3,018       2,688
                                                        --------     -------
    Total current liabilities........................     27,344      16,869
Long term debt and other obligations.................        209      14,161
Deferred income taxes................................      1,506       1,555
                                                        --------     -------
    Total liabilities................................     29,059      32,585
                                                        --------     -------
Stockholders' Equity:
  Common stock; $0.001 par value; 100,000 shares
   authorized; shares issued and outstanding: 2000--
   13,179; 1999--10,466..............................     87,207      38,183
  Stockholder notes receivable.......................     (2,267)     (5,499)
  Accumulated translation adjustment.................        (72)          1
  Retained earnings .................................     25,894      11,284
                                                        --------     -------
    Total stockholders' equity.......................    110,762      43,969
                                                        --------     -------
Total liabilities and stockholders' equity...........   $139,821     $76,554
                                                        ========     =======

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                       Years Ended
                                          --------------------------------------
                                          December 31, December 26, December 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Net revenues:
  Contract services......................   $225,323     $145,425     $106,127
  Permanent placement....................     71,168       35,324       18,005
                                            --------     --------     --------
    Total net revenues...................    296,491      180,749      124,132
Cost of contract services................    147,539       96,502       69,066
                                            --------     --------     --------
Gross profit.............................    148,952       84,247       55,066
Operating expenses.......................    125,493       70,732       47,284
                                            --------     --------     --------
Income from operations...................     23,459       13,515        7,782
                                            --------     --------     --------
Other income (expense):
  Interest income........................      2,116          263          215
  Interest expense and other.............       (501)        (740)        (266)
                                            --------     --------     --------
    Total other income (expense), net....      1,615         (477)         (51)
                                            --------     --------     --------
Income before income taxes...............     25,074       13,038        7,731
Income taxes.............................     10,464        5,382        3,325
                                            --------     --------     --------
Net income...............................   $ 14,610     $  7,656     $  4,406
                                            ========     ========     ========
Net income per share:
  Basic..................................   $   1.18     $   0.75     $   0.47
  Diluted................................   $   1.10     $   0.71     $   0.43

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)

                                                     Years Ended
                                        --------------------------------------
                                        December 31, December 26, December 27,
                                            2000         1999         1998
                                        ------------ ------------ ------------
Net income.............................   $14,610       $7,656       $4,406
Change in accumulated translation
 adjustment............................       (73)          (4)           3
                                          -------       ------       ------
Net comprehensive income...............   $14,537       $7,652       $4,409
                                          =======       ======       ======

                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                           Common Stock  Stockholder Accumulated
                          --------------    Notes    Translation Retained
                          Shares Amount  Receivable  Adjustment  Earnings   Total
                          ------ ------- ----------- ----------- --------  --------
BALANCES as of December
 28, 1997...............   9,025 $32,312   $    (6)     $  2     $  (778)  $ 31,530
Net exercise of warrants
 into common stock......     250      --        --        --          --         --
Exercise of stock
 options................     215     639        --        --          --        639
Tax benefit related to
 stock options..........      --     404        --        --          --        404
Issuance of common
 stock..................      46     914        --        --          --        914
Repayment of stockholder
 note receivable........      --      --         6        --          --          6
Accumulated translation
 adjustment.............      --      --        --         3          --          3
Net income..............                                           4,406      4,406
                          ------ -------   -------      ----     -------   --------
BALANCES as of December
 27, 1998...............   9,536  34,269        --         5       3,628     37,902
Exercise of stock
 options................     930   3,457        --        --          --      3,457
Tax benefit related to
 stock options..........      --     457        --        --          --        457
Notes to stockholders...      --      --    (5,274)       --          --     (5,274)
Interest on stockholder
 notes receivable.......      --      --      (225)       --          --       (225)
Accumulated translation
 adjustment.............      --      --        --        (4)         --         (4)
Net income..............                                           7,656      7,656
                          ------ -------   -------      ----     -------   --------
BALANCES as of December
 26, 1999...............  10,466  38,183    (5,499)        1      11,284     43,969
Exercise of stock
 options................     725   4,724        --        --          --      4,724
Secondary stock
 offering...............   1,988  39,079        --        --          --     39,079
Tax benefit related to
 stock options..........      --   5,221        --        --          --      5,221
Repayments of notes from
 stockholders...........      --      --     3,446        --          --      3,446
Interest on stockholder
 notes receivable.......      --      --      (214)       --          --       (214)
Accumulated translation
 adjustment.............      --      --        --       (73)         --        (73)
Net income..............              --        --                14,610     14,610
                          ------ -------   -------      ----     -------   --------
Balances as of December
 31, 2000...............  13,179 $87,207   $(2,267)     $(72)    $25,894   $110,762
                          ====== =======   =======      ====     =======   ========


                See notes to consolidated financial statements.

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years Ended
                                         --------------------------------------
                                         December 31, December 26, December 27,
                                             2000         1999         1998
                                         ------------ ------------ ------------
Cash flows from operating activities:
 Net income.............................   $ 14,610     $  7,656     $  4,406
 Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
  Depreciation and amortization.........      4,588        2,905        1,945
  Deferred income taxes.................     (1,910)         262         (666)
  Interest on stockholder notes
   receivable...........................       (145)        (225)          --
  Loss on sale of fixed assets..........        255           42            5
  Discount on early repayment of debt...         --           --           13
  Changes in assets and liabilities:
   Accounts receivable..................    (15,156)      (9,425)      (3,113)
   Prepaid expenses and other assets....     (1,576)        (509)        (211)
   Prepaid income taxes.................         --           --          407
   Accounts payable and accrued
    expenses............................     10,120        2,133        1,863
   Income taxes payable.................      5,551        2,451          485
                                           --------     --------     --------
    Net cash provided by operating
     activities.........................     16,337        5,290        5,134
                                           --------     --------     --------
Cash flows from investing activities:
 Sales of investments...................         --           --        9,578
 Purchase of property and equipment.....     (5,757)      (5,641)      (1,705)
 Cash paid for business acquisitions....         --       (7,190)     (14,074)
 Earnout payments related to business
  acquisitions..........................     (2,259)        (753)          --
                                           --------     --------     --------
    Net cash used for investing
     activities.........................     (8,016)     (13,584)      (6,201)
                                           --------     --------     --------
Cash flows from financing activities:
 Line of credit, net....................         --       (1,000)        (810)
 Borrowing on debt......................     15,548       18,349        3,000
 Repayments of debt.....................    (29,548)      (9,129)      (2,996)
 Proceeds from sale of common stock, net
  of issuance costs.....................     39,079           --           --
 Proceeds from exercise of options......      4,724        3,457          639
 Stockholder notes receivable...........      3,377       (5,274)           6
                                           --------     --------     --------
    Net cash provided by (used for)
     financing activities...............     33,180        6,403         (161)
                                           --------     --------     --------
 Net increase (decrease) in cash and
  equivalents...........................     41,501       (1,891)      (1,228)
 Cash and equivalents, beginning of
  period................................      1,191        3,082        4,310
                                           --------     --------     --------
 Cash and equivalents, end of period....   $ 42,692     $  1,191     $  3,082
                                           ========     ========     ========

                See notes to consolidated financial statements.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    YEARS ENDED DECEMBER 31, 2000, DECEMBER 26, 1999 AND DECEMBER 27, 1998

Note 1. Business and Significant Accounting Policies

   Business. Hall, Kinion & Associates, Inc. ("the Company") is an information technology staffing company specializing in placing high technology personnel on both a contract and permanent basis. In August 1999, the Company acquired substantially all of the assets of TKI Consulting, Inc. ("TKI"). During 1998, the Company acquired all of the outstanding capital stock of Group-IPEX, Inc. and TKO Personnel, Inc. ("TKO"), and substantially all of the assets from Alexander, Bohemer & Tomasco, dba, The Huntington Group, ("Huntington") and Interactive Technology Consultants, LLC, ("ITC").

   Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Certain Significant Risks and Uncertainties. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable and certain accruals. Actual results could differ from those estimates.

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

   Goodwill. Goodwill, representing the cost in excess of the fair value of net assets acquired in acquisitions, is being amortized on a straight-line basis over 30 to 40 years. For the years ended December 31, 2000, December 26, 1999 and December 27, 1998, amortization expense was $1,080,000, $930,000 and $561,000, respectively. The Company evaluates the recoverability of goodwill on a quarterly basis based upon estimated future cash flows.

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

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

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

   A reconciliation of basic weighted average common stock shares to diluted weighted average common shares follows (in thousands):

                                                    Years Ended
                                       --------------------------------------
                                       December 31, December 26, December 27,
                                           2000         1999         1998
                                       ------------ ------------ ------------
   Basic weighted average common
    shares outstanding................    12,357       10,155        9,439
   Warrants...........................       --           --            10
   Stock options......................       910          561          893
                                          ------       ------       ------
   Diluted weighted average shares
    outstanding.......................    13,267       10,716       10,342
                                          ======       ======       ======

   Fiscal Year. The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 2000 consisted of 53 weeks. Fiscal years 1999 and 1998 consisted of 52 weeks.

 Recently Issued Financial Accounting Standards

   In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its revenue recognition policy complies with the provisions of SAB No. 101.

   Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. We have not engaged in any transactions requiring the use of SFAS No. 133, accordingly SFAS 133 has no effect on our financial statements.

   In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation--An Interpretation of APB No. 25." Interpretation No. 44 is effective July 1, 2000. The Interpretation clarifies the application of Opinion 25 for various issues, specifically: the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Adoption of Interpretation No. 44 did not have an impact on our financial statements.

Note 2. Acquisitions

   In August 1999, the Company acquired substantially all of the assets of TKI Consulting Inc. ("TKI") for $7.2 million in cash. The acquisition was accounted for as a purchase. TKI is an IT consulting and training firm,

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES specializing in client/server, e-commerce and internet-based consulting applications. TKI delivers full project consulting services that solve business issues and saves companies time and money. TKI is based in Minneapolis, Minnesota. The purchase price exceeded the fair value of the net liabilities assumed by $8.1 million, which was recorded as goodwill and is being amortized over 40 years. If certain revenue targets set forth in the agreement providing for such acquisition are achieved, the Company has agreed to pay the seller an aggregate of $2.5 million that will be recorded as additional purchase price. The payments will be made in future installments of $625,000 each over a four year period ending 2003, payable by March 15 of the following year. No payment was made for 2000.

   In November 1998, the Company acquired substantially all of the assets of Alexander, Boehmer, Tomasco, LLC, doing business as Huntington Group (HG) and Interactive Technologies Consultants (ITC), for $8.1 million in cash. The acquisitions were accounted for as a purchase. The Huntington Group is a retained search firm, while ITC is a provider of IT professionals on a contract basis. Both companies are located in Trumbull, Connecticut. The purchase price exceeded the fair value of the net liabilities assumed by $8.9 million, which was recorded as goodwill and is being amortized over 30 to 40 years. If certain revenue and earnings targets as set forth in the agreement providing for such acquisition are achieved, the Company has agreed to pay the sellers an aggregate of $3.6 million which will be recorded as additional purchase price. The payments will be made in future installments of $600,000, $1,800,000 and $1,200,000, over a three year period ending 2002, payable by January 31 of the following year. The 1999 targets were substantially met and a $600,000 payment was made in January 2000. The 2000 targets were substantially met and a $1,700,000 payment was made in January 2001.

   In August 1998, the Company purchased all of the outstanding capital stock of TKO Personnel, Inc. for $228,000 in cash. The acquisition was accounted for as a purchase. TKO Personnel, is based in San Jose, California, is an international permanent placement recruiting organization for IT research and development professionals focusing on recruiting primarily from Japan, but also from China and Korea. The purchase price exceeded the fair value of the net liabilities assumed by $912,000 which was recorded as goodwill and is being amortized over 40 years. If certain revenue targets as set forth in the agreement providing for such acquisition are achieved, the Company has agreed to pay the sellers an aggregate of $350,000 that will be recorded as additional purchase price. The payments will be made semi-annually in installments of $58,833 over a three year period ending 2002. The first target was substantially met and the corresponding payment of $53,000 was paid in September 1999. The second and third targets were substantially met and corresponding payments of $50,747 and $58,333 were made in February 2000 and August 2000. The fourth target was also substantially met and a corresponding payment of $58,333 was paid in February 2001.

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

   The consideration was paid in the form of a cash payment of $6.2 million at the date of acquisition and the issuance of 46,000 shares of the Company's Common stock valued at $914,000. The purchase price exceeded the fair value of the net liabilities assumed by $7.7 million, which was recorded as goodwill and is being amortized over 40 years. In addition, if certain earnings targets set forth in the agreement providing for such acquisitions are achieved, the Company has agreed to pay the seller an aggregate up to $3,375,000 that will be recorded as additional purchase price. The 1998 targets were substantially met and the corresponding payment of $700,000 was paid in 1999. The 1999 targets were substantially met and the corresponding payment of $1,550,000 was made on February 10, 2000. The 2000 targets have also been substantially met and the corresponding payment of $1,125,000 was made in February 2001.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   The following summarized unaudited pro forma financial information assumes that each acquisition disclosed above had occurred as of the first day of the fiscal year of the acquisition and of the preceding fiscal year (in thousands, except per share amounts):

                                                                1999     1998
                                                              -------- --------
   Pro forma Information (unaudited):
   Total net revenues........................................ $185,188 $137,428
   Net income................................................    7,281    3,789
   Net income per share:
     Basic...................................................     0.72     0.40
     Diluted.................................................     0.68     0.37

   The pro forma information is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as a part of the Company for the fiscal years presented. The pro forma adjustments consist primarily of goodwill amortization and additional interest for debt incurred in connection with the acquisitions.

Note 3. Property and Equipment

   Property and equipment, net consists of (in thousands):

                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
   Property and equipment.............................   $14,509      $11,716
   Land and building..................................     2,100        2,100
   Leasehold improvements.............................     1,916        1,121
                                                         -------      -------
                                                          18,525       14,937
   Accumulated depreciation and amortization..........    (6,742)      (5,148)
                                                         -------      -------
                                                         $11,783      $ 9,789
                                                         =======      =======

Note 4. Debt

   The Company has a $30 million credit facility. The credit facility is comprised of a $20 million long term revolving credit facility and a $10 million term loan facility. The interest rate on both facilities is the lower of the lender's prime rate (9.5% at December 31, 2000), or LIBOR. Both these facilities terminate July 15, 2002. Borrowings under both facilities are secured by substantially all of the Company's assets. The facilities contain covenants requiring the Company to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. The Company is also required to obtain the bank's consent prior to paying cash dividends. The Company was in compliance with all of those ratios and had no drawings under the credit and loan facilities as of December 31, 2000.

   Long term debt and other obligations (in thousands):

                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
   Bank term loan.....................................     $--        $14,000
   Deferred rent......................................      209           161
                                                           ----       -------
                                                           $209       $14,161
                                                           ====       =======

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 5. Employee Benefit Plans

   The Company has a 401(k) profit-sharing plan covering substantially all employees with at least 90 days of continuous service. Employees may contribute up to 15% of their eligible compensation to the maximum amount allowed by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may match employee contributions. In February 1998, the Board of Directors approved a nonqualified deferred compensation plan for officers and key employees. At the discretion of the Board of Directors, the Company may match contributions. The Company did not make any matching contributions in 2000, 1999 and 1998.

Note 6. Lease Commitments

   The Company leases its office facilities under various non-cancellable operating leases, which expire through 2007. Rent expense included in operating expenses for 2000, 1999 and 1998 was approximately $4,688,000, $3,089,000 and $2,385,000, respectively. Future minimum payments under all operating leases are as follows:

   Fiscal years ending (in thousands):
   2001................................................................ $ 5,311
   2002................................................................   4,873
   2003................................................................   4,001
   2004................................................................   2,819
   2005................................................................   1,028
   Thereafter..........................................................     618
                                                                        -------
                                                                        $18,650
                                                                        =======

Note 7. Stockholders' Equity

   Capital Stock--The Company is authorized to issue 110,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

   Stockholder Notes Receivable--In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which bears interest at the Company's incremental rate of borrowing plus 1/8% per annum, compounded monthly. This loan is secured by 1,000,000 shares of the Company's Common Stock pledged by Ms. Rhodes. The principal balance of this note, together with accrued interest is due and payable January 25, 2002. The rate of interest for the fiscal year ended December 31, 2000 was 6.7%.

   On April 15, 1999, the Company made two loans for an aggregate of $3,274,000 to Paul H. Bartlett, former President, to enable Mr. Bartlett to pay the exercise price and income taxes associated with his exercise of an option to purchase 750,000 shares of common stock at an exercise price of $4.00 per share. The loans were repaid in June 2000.

   Stock Options--The Company's 1997 Stock Option Plan (the "Plan"), as amended, authorizes the issuance of up to 3,363,000 shares of common stock pursuant to incentive or nonqualified stock options granted under the Plan to key employees, non-employees, directors and consultants who provide services to the Company. The Plan also allows for an additional number of shares equal to 3.0% of the number of shares of Common Stock outstanding on the first day of each calendar year to be automatically added to this authorization each year pursuant to the terms of the 1997 Stock Option Plan. Under the Plan, options generally are granted at fair market value at the date of grant as determined by the Board of Directors. Such options vest over periods ranging from two to five years and expire up to ten years from the grant date.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   The Company's IT Professional Stock Plan (the "IT Professional Plan") was adopted by the Board of Directors in May 1997. The Company has authorized 785,000 shares of Common Stock for issuance under the IT Professional Plan, and an additional number of shares equal to 1.5% of the number of shares of Common Stock outstanding on the first day of each calendar year is automatically added to this authorization each year pursuant to the terms of the IT Professional Plan. At December 31, 2000, 609,000 shares of Common Stock were available for issuance under the IT Professional Plan. Under the IT Professional Plan, independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price no less than 85% of the fair market value of such shares on the grant date. Options under the IT Professional Plan are generally vested based upon the tenure of the IT Professional and expire ten years from grant date.

   The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in May 23, 1997. A total of 150,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Employees will be eligible to participate if they are employed by the Company for more than 20 hours per week and have been employed for at least ninety days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's cash compensation, nor more than 1,000 shares per participant on any purchase date. The purchase price of stock under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period or on the purchase date. The Board may amend or terminate the Purchase Plan immediately after the close of any purchase date. As of December 31, 2000, the Company has not implemented the Purchase Plan.

   The Company's 2000 Stock Option Plan (the "2000 Plan") adopted by the Board of Directors, authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to nonqualified stock options granted under the 2000 Plan to key employees who provide services to the Company. Under the 2000 Plan, options generally are granted at fair market value at the date of the grant as determined by the Board of Directors. Such options vest over five years and expire up to ten years from the grant date.

   Activity under all stock option plans is as follows:

                                                                      Weighted
                                                                      Average
                                                           Number of  Exercise
                                                            Shares     Price
                                                           ---------  --------
   Balance, December 28, 1997............................. 2,349,000   $ 5.63
   Granted (weighted average fair value* of $1.92 per
    share)................................................   550,000   $10.50
   Canceled...............................................  (272,000)  $ 9.47
   Exercised..............................................  (209,000)  $ 2.95
                                                           ---------
   Balance, December 27, 1998............................. 2,418,000   $ 6.54
   Granted (weighted average fair value* of $4.22 per
    share)................................................   868,000   $ 8.21
   Canceled...............................................  (252,000)  $ 9.35
   Exercised..............................................  (930,000)  $ 3.71
                                                           ---------
   Balance, December 26, 1999............................. 2,104,000   $ 8.12
   Granted (weighted average fair value* of $1.92 per
    share)................................................ 1,828,000   $25.44
   Canceled...............................................  (320,000)  $12.92
   Exercised..............................................  (724,000)  $ 6.52
                                                           ---------
   Balance, December 31, 2000............................. 2,888,000   $18.95
                                                           =========

--------
* As computed under SFAS No. 123

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

   Additional information regarding options outstanding as of December 31, 2000 is as follows:

                       Options Outstanding        Options Exercisable
                     ----------------------- -----------------------------
                                  Weighted
                                   Average                        Weighted
                                  Remaining  Weighted             Average
                                 Contractual Average                Exer
       Range of        Number       Life     Exercise   Number      cise
   Exercise Prices   Outstanding   (Years)    Price   Exercisable  Price
   ----------------  ----------- ----------- -------- ----------- --------
   $ 0.300--$ 6.563     327,000     6.67      $ 4.99    221,000    $ 4.35
   $ 6.688--$ 7.688     297,000     8.31      $ 7.28     70,000    $ 7.30
   $ 7.838--$11.000     322,000     7.53      $ 9.48    195,000    $ 9.83
   $13.125--$21.875     385,000     8.57      $18.40     84,000    $19.21
   $23.984--$23.984     980,000     9.32      $23.98      1,000    $23.98
   $24.063--$41.125     577,000     9.49      $29.94      1,000    $26.09
                      ---------                         -------
   $ 0.300--$41.125   2,888,000     8.65      $18.95    572,000    $ 8.83
                      =========                         =======

   At December 31, 2000, 1,156,000 shares of common stock were available for future option grants under all Plans. As of December 26, 1999 and December 27, 1998 the number of shares of common stock underlying exercisable options were 998,000 and 1,366,000, respectively with a weighted average exercise price of $7.24 and $5.28 per share, respectively.

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

   The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life following vesting, 14 months in 2000, 16 months in 1999 and 12 months in 1998; volatility, 78.0% in 2000, 61.9% in 1999, 37.2% in 1998; risk free interest rates, 6.7% in 2000, 5.5% in 1999, and 6.5% in 1998; and no dividends during the expected term.

   The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 2000, 1999, and 1998, awards had been amortized to expense over the vesting period of the awards, pro forma net income and pro forma diluted net income per share would have been $8,313,000, $0.63 per share, $3,278,000, $0.32 per share and $1,764,000, $0.18 per share, in 2000, 1999, and 1998, respectively.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 8. Income Taxes

   The provision for income taxes consists of the following:

                                                       Years Ended
                                          --------------------------------------
                                          December 31, December 26, December 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
                                                      (in thousands)
     Current:
     Federal.............................   $ 9,557       $4,230       $3,124
       State.............................     2,817          890          867
                                            -------       ------       ------
                                             12,374        5,120        3,991
                                            -------       ------       ------
     Deferred:
       Federal...........................   (1,477)          200         (533)
       State.............................      (433)          62         (133)
                                            -------       ------       ------
                                            (1,910)          262         (666)
                                            -------       ------       ------
                                            $10,464       $5,382       $3,325
                                            =======       ======       ======

   The Company's effective tax rate differs from the federal statutory rate as follows:

                                                               2000  1999  1998
                                                               ----  ----  ----
     Income tax expense at statutory rate..................... 35.0% 35.0% 35.0%
     State income tax taxes, net of federal benefit...........  6.1   6.1   6.1
     Other items, net.........................................  0.7   0.2   1.9
                                                               ----  ----  ----
                                                               41.8% 41.3% 43.0%
                                                               ====  ====  ====

   The components of deferred income taxes are as follows:

                                                       December 31, December 26,
                                                           2000         1999
                                                       ------------ ------------
                                                            (in thousands)
     Deferred tax assets:
       Allowance for doubtful accounts................    $1,356       $  664
       Accrued expenses...............................     2,319        1,150
                                                          ------       ------
         Total deferred tax assets....................     3,675        1,814
                                                          ------       ------
     Deferred tax liabilities:
       Depreciation and amortization..................       841          887
       Accrued acquisition liabilities................       665          668
                                                          ------       ------
         Total deferred tax liabilities...............     1,506        1,555
                                                          ------       ------
           Net deferred income taxes..................    $2,169       $  259
                                                          ======       ======

Note 9. Contingencies

   The Company is party to various legal actions in the course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's financial position or results of operations.

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 10. Supplemental Disclosure of Cash Flow Information

   The following provides additional information concerning supplemental disclosures of cash flow activities:

                                                     Years Ended
                                        --------------------------------------
                                        December 31, December 26, December 27,
                                            2000         1999         1998
                                        ------------ ------------ ------------
                                                    (in thousands)
     Cash paid during the period for:
       Income taxes....................    $6,759       $2,083       $3,097
       Interest........................       361          689          320
     Noncash investing and financing
      activities:
       Tax benefit related to stock
        options........................     5,221          457          404
       Accrual interest on debt........       --           723          --

                                                            Years Ended
                                                     -------------------------
                                                     December 26, December 27,
                                                         1999         1998
                                                     ------------ ------------
                                                          (in thousands)
     Business acquisitions:
       Current assets acquired......................   $    690     $ 2,933
       Intangible assets and equipment acquired.....      8,361      17,700
       Liabilities acquired.........................    (1,647)      (5,045)
       Common stock issued..........................        --         (914)
       Accrued expenses in connection with
        acquisitions................................       (214)       (600)
                                                       --------     -------
         Cash paid for business acquisitions........   $  7,190     $14,074
                                                       ========     =======

               HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 11. Business Segment Reporting

   The Company's operations were divided into two industry segments, Contract Services and Permanent Placement Services. Operations in the Contract Services segment provide supplemental IT professionals on a contract basis. In a typical R&D contract, an IT professional is contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with its corporate clients. The Company currently does not segregate the operations of its business segments by assets.

   Management evaluates segment performance based primarily on segment revenues, cost of revenues, and gross profit. Continuing operations by business segment are as follows:

                                                      Net    Cost of   Gross
                                                    Revenues Revenues  Profit
                                                    -------- -------- --------
                                                          (in thousands)
     Year ended December 31, 2000
       Contract Services........................... $225,323 $147,539 $ 77,784
       Permanent Placement.........................   71,168      --    71,168
                                                    -------- -------- --------
         Total..................................... $296,491 $147,539 $148,952
                                                    ======== ======== ========
     Year ended December 26, 1999
       Contract Services........................... $145,425 $ 96,502 $ 48,923
       Permanent Placement.........................   35,324      --    35,324
                                                    -------- -------- --------
         Total..................................... $180,749 $ 96,502 $ 84,247
                                                    ======== ======== ========
     Year ended December 27, 1998
       Contract Services........................... $106,127 $ 69,066 $ 37,061
       Permanent Placement.........................   18,005      --    18,005
                                                    -------- -------- --------
         Total..................................... $124,132 $ 69,066 $ 55,066
                                                    ======== ======== ========

   Net Revenues to unaffiliated customers by geographic area are as follows:

                                                       Years Ended
                                          --------------------------------------
                                          December 31, December 26, December 27,
                                              2000         1999         1998
                                          ------------ ------------ ------------
                                                      (in thousands)
     United States.......................   $293,045     $178,791     $122,953
     Europe..............................      3,446        1,958        1,179
                                            --------     --------     --------
       Total.............................   $296,491     $180,749     $124,132
                                            ========     ========     ========

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

Note 12. Quarterly Financial Data (Unaudited)

   The following tabulation shows certain quarterly financial data for 2000 and 1999:

                                                            Quarter
                                                -------------------------------
     2000                                          1       2       3       4
     ----                                       ------- ------- ------- -------
                                                (in thousands, except per share
                                                           amounts)
     Total net revenues........................ $61,580 $77,644 $79,263 $78,004
     Gross profit..............................  29,563  39,904  40,469  39,016
     Income before income taxes................   4,537   6,493   7,339   6,705
     Net income................................   2,654   3,791   4,271   3,894
     Net income per share-Basic................    0.25    0.30    0.33    0.30
     Net income per share-Diluted..............    0.23    0.28    0.30    0.29

                                                            Quarter
                                                -------------------------------
     1999                                          1       2       3       4
     ----                                       ------- ------- ------- -------
                                                (in thousands, except per share
                                                           amounts)
     Total net revenues........................ $35,860 $42,884 $49,324 $52,681
     Gross profit..............................  15,393  20,129  23,647  25,078
     Income before income taxes................   2,232   2,915   3,629   4,262
     Net income................................   1,317   1,720   2,123   2,496
     Net income per share-Basic................    0.14    0.17    0.20    0.24
     Net income per share-Diluted..............    0.13    0.16    0.20    0.22

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc. and Subsidiaries
San Francisco, California

   We have audited the accompanying consolidated balance sheets of Hall, Kinion & Associates, Inc. as of December 31, 2000 and December 26, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of Hall, Kinion & Associates, Inc. as of December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE, LLP

San Jose, California
February 2, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

   The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant's Proxy Statement, under the captions "Nomination and Election of Directors," "Beneficial Stock Ownership," "Compensation of Directors," "Compensation of Executive Officers" and "Compensation Committee Interlocks and Insider Participation of Insider Participation and Certain Transactions," which Proxy Statement will be mailed to stockholders in connection with the registrant's annual meeting of stockholders which is scheduled to be held on May 10, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

   The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

                                                                           Page
                                                                           ----
Consolidated balance sheets at December 31, 2000 and December 26, 1999...   22

Consolidated statements of income for the years ended December 31, 2000,
 December 26, 1999 and December 27, 1998.................................   23

Consolidated statements of comprehensive income for the years ended
 December 31, 2000, December 26, 1999 and December 27, 1998..............   23

Consolidated statements of stockholders' equity for the years ended
 December 31, 2000, December 26, 1999 and December 27, 1998..............   24

Consolidated statements of cash flows for the years ended December 31,
 2000, December 26, 1999 and December 27, 1998...........................   25

Notes to consolidated financial statements...............................   26

Selected quarterly financial data for the years ended December 31, 2000 and December 26, 1999 are set forth in Note 12--Quarterly Financial Data
 (Unaudited) included in Item 8 of this report...........................   36

Independent Auditors' Report.............................................   37

(b) 2. Financial Statement Schedules

  Independent Auditors' Report on Financial Statement Schedule

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

 2.3 (1)  Stock Purchase Agreement dated December 20, 1997 by and among the
          Registrant, Group-Ipex, Inc., Lalit M. Kapoor and Satindra Kapoor.

 2.4 (3)  Huntington Asset Purchase Agreement between Hall, Kinion &
          Associates, Inc., Huntington Acquisition Corporation, Alexander
          Bohemer and Tomasco, LLC, Raymond Tomasco and Karen Vacheron
          Alexander, dated November 18, 1998.

 2.5 (3)  ITC Asset Purchase Agreement between Hall, Kinion & Associates,
          Inc., Interactive Acquisition Corporation, Interactive Technology
          Consultants, LLC, Raymond Tomasco,
          Karen Vacheron Alexander, and Gary Malbin, dated November 18, 1998.

 3.1 (1) Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997.

 4.1      Reference is made to Exhibit 3.1.

 4.2 (1)  Investors' Rights Agreement, dated January 26, 1996, among the
          Registrant, certain stockholders and investors named therein.

 4.3 (1)  Specimen Common Stock certificate.

 9.1 (1)    Kinion Voting Trust Agreement, dated January 17, 1996, among Todd
            Kinion and the stockholders of the Registrant named therein.

 9.2 (1)    Amended and Restated Voting Trust Agreement, dated October 29,
            1996, among the Registrant, Brenda C. Hall (a.k.a. Brenda C.
            Rhodes) and Todd J. Kinion.

 10.1 (1) Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.

 10.2 (1)   The Registrant's 1997 Stock Option Plan.

 10.3 (1)   The Registrant's Employee Stock Purchase Plan.

 10.4 (1)   Employment Agreement, dated October 18, 1996, among the
            Registrant, Brenda C. Hall (a.k.a. Brenda C. Rhodes) as amended.

 10.5 (1) Settlement Agreement and General Release, dated October 29, 1996 among the Registrant, Brenda C. Hall (a.k.a. Brenda C. Rhodes), as
            Voting Trustee of the Voting Trust, and Todd Kinion.

 10.6 (1)   Loan and Security Agreement (Accounts and Inventory), dated April
            26, 1995, between the Registrant and Comerica Bank-California (the
            "Loan & Security Agreement"); Addendum to Loan & Security
            Agreement; Second Addendum to Loan & Security Agreement;
            Modification to Loan & Security Agreement, dated December 20,
            1995; Second Modification to Loan & Security Agreement, dated
            October 21, 1996; Borrower's Authorization dated October 16, 1996,
            Borrowers Authorization dated October 21, 1996; and Guaranty, dated April 26, 1995.

 10.7 (1) Assumption and Assignment to Sublease, dated December 2, 1996, between the Registrant and TeamAlliance Technology Partners, L.P.

 10.8 (1)   Standard Sublease, dated March 1, 1997, between the Registrant and
            Seagate Technology, Inc.

 10.9 (1) Employment Agreement, dated May 23, 1997, between the Registrant and Brenda C. Hall (aka Brenda C. Rhodes).

 10.10 (1)  Agreement to Tender Shares dated May 23, 1997 between the
            Registrant and Brenda C. Hall (aka Brenda C. Rhodes).

 10.12 (1)  Agreement to Tender Shares dated, May 23, 1997, between the
            Registrant and Todd. J. Kinion.

 10.13 (1)  Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

 10.14 (1)  Settlement Agreement with Mutual Release, dated May, 1997, between
            Richard Swanson and the Registrant, Brenda C. Hall (aka Brenda C.
            Rhodes) and Todd J. Kinion.

 10.15 (1)  The Registrant's IT Professional Stock Plan.

 10.16 (1)  Reference is made to Exhibit 2.3.

 10.17 (1)  The Registrant's 2000 Stock Option Plan.

 10.18 (1)  Form of Stock Option Agreement under the 2000 Stock Option Plan.

 10.19 (1)  The Registrant's E2 Equity Edge Cash Equity Plan.

 21.1       Subsidiaries of Registrant.

 23.1       Independent Auditors' Consent.

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

(b) Reports on Form 8-K.

   None.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc:

   We have audited the consolidated financial statements of Hall, Kinion & Associates, Inc. and subsidiaries as of December 31, 2000 and December 26, 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 2, 2001 included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Hall, Kinion & Associates, Inc. listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
February 2, 2001

                                                                     SCHEDULE II

                HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                    Additions                   Deductions
                         -------------------------------- -----------------------
                         Balance at   Charged    Charged  Write-off of   Balance
                         Beginning  to Costs and to Other Uncollectible at End of
                         of Period    Expenses   Accounts   Accounts     Period
                         ---------- ------------ -------- ------------- ---------
Allowance for Doubtful
 Accounts:
Year ended December 27,
 1998...................   $  344      $1,012       --        $(273)     $1,083
Year ended December 26,
 1999...................    1,083       1,106       --         (689)      1,500
Year ended December 31,
 2000...................    1,500       2,725       --         (770)      3,455

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

Date: March 22, 2001

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

   Date: March 22, 2001                   By: /s/ BRENDA C. RHODES
                                            -----------------------------------
                                            Chairman of the Board, Chief
                                            Executive Officer,And a Director
                                            (Principal Executive Officer)

   Date: March 22, 2001                   By: /s/ JON H. ROWBERRY
                                            -----------------------------------
                                            Director

                                          By: /s/ TODD J . KINION
   Date: March 22, 2001                     -----------------------------------
                                            Director

   Date: March 22, 2001                   By: /s/ JACK F. JENKINS-STARK
                                            -----------------------------------
                                            Director

   Date: March 22, 2001                   By: /s/ HERBERT I. FINKELMAN
                                            -----------------------------------
                                             Director

   Date: March 22, 2001                   By: /s/ MICHAEL C. STEIN
                                            -----------------------------------
                                             Director

   Date: March 22, 2001                   By: /s/ MARTIN A. KROPELNICKI
                                            -----------------------------------
                                            Vice President, Chief Financial
                                            Officer and Secretary(Principal
                                            Financial Officer)