Form 10-Q
period 2001-04-01
HALL KINION & ASSOCIATES INC
filed 2001-05-15
CIK 1009657

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


      (Mark One)
      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

                            ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2001:

     13,198,518 shares of common stock.

================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                                            PAGE
                                                                                                                            ----
PART I.          FINANCIAL INFORMATION.....................................................................................    3

Item 1.          Financial Statements......................................................................................    3

                 Condensed Consolidated Balance Sheets at April 1, 2001 and December 31, 2000..............................    3

                 Condensed Consolidated Statements of Income for the three months ended April 1, 2001 and March 26,
                  2000.....................................................................................................    4


                 Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2001 and March 26,
                  2000.....................................................................................................    5


                 Notes to Condensed Consolidated Financial Statements......................................................    6

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    8

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings.........................................................................................   11

Item 6.          Exhibits and Reports on Form 8-K..........................................................................   11

SIGNATURES.................................................................................................................   14

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                            April 1,            December 31,
ASSETS                                                                                        2001                20001/1/
                                                                                    -------------------------------------------
Current Assets:
  Cash and equivalents...........................................................                $  32,629            $  42,692
  Accounts receivable, net of allowance for doubtful accounts of
     $6,007 at April 1, 2001 and $3,455 at December 31, 2000.....................                   33,104               43,143
  Prepaid expenses and other current assets......................................                    3,334                2,653
  Deferred income taxes..........................................................                    7,498                3,675
                                                                                                 ---------            ---------
       Total current assets......................................................                   76,565               92,163
Property and equipment, net......................................................                   10,971               11,783
Goodwill, net....................................................................                   15,927               35,096
Other assets.....................................................................                      967                  779
Deferred income taxes............................................................                    4,779                 -
                                                                                                 ---------            ---------

     Total assets................................................................                $ 109,209            $ 139,821
                                                                                                 =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable..............................................................                $   4,233            $   7,314
   Accrued salaries, commissions, and related payroll taxes......................                   10,426               11,428
   Accrued liabilities...........................................................                    5,057                5,584
   Income taxes payable..........................................................                    1,200                3,018
   Reserve for restructuring costs...............................................                    2,572                 -
                                                                                                 ---------            ---------
     Total current liabilities...................................................                   23,488               27,344
Long-term debt and other obligations.............................................                      233                  209
Deferred income taxes............................................................                     -                   1,506
                                                                                                 ---------            ---------

     Total liabilities...........................................................                   23,721               29,059
                                                                                                 ---------            ---------
Stockholders' Equity:
Common stock; $0.001 par value; 100,000 shares
   authorized; issued and outstanding: 13,199 shares at April 1,
   2001 and 13,179 shares at December 31, 2000...................................                   87,270               87,207
Stockholders' note receivable....................................................                   (1,200)              (2,267)
Accumulated translation adjustment...............................................                      (75)                 (72)
Retained earnings (deficit)......................................................                     (507)              25,894
                                                                                                 ---------            ---------
     Total stockholders' equity..................................................                   85,488              110,762
                                                                                                 ---------            ---------

     Total liabilities and stockholders' equity..................................                $ 109,209            $ 139,821
                                                                                                 =========            =========

           See notes to condensed consolidated financial statements.


1. December 31, 2000 Balance Sheet has been derived from audited financial statements at that date.

                        HALL, KINION & ASSOCIATES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three months ended
                                                                 April 1, 2001        March 26, 2000
                                                                 -------------        --------------
Net revenues:
 Contract services............................................       $  49,127             $  48,086
 Permanent placement..........................................          11,784                13,494
                                                                     ---------             ---------

Total net revenues............................................          60,911                61,580
Cost of contract services.....................................          32,669                32,017
                                                                     ---------             ---------

Gross profit..................................................          28,242                29,563

 Operating expenses...........................................          34,308                24,825
 Impairment of long lived assets..............................          26,736                     -
 Restructuring costs..........................................           4,610                     -
                                                                     ---------             ---------
Total operating expenses......................................          65,654                24,825
                                                                     ---------             ---------

Income (loss) from operations.................................         (37,412)                4,738
Other income (expense), net...................................             635                  (201)
                                                                     ---------             ---------

Income (loss) before income taxes.............................         (36,777)                4,537
Income tax benefit (expense)..................................          10,377                (1,883)
                                                                     ---------             ---------

Net income (loss).............................................       $ (26,400)            $   2,654
                                                                     =========             =========

Net income (loss) per share:
  Basic.......................................................       $   (2.00)            $    0.25
  Diluted.....................................................       $   (2.00)            $    0.23

Shares used in per share computation:
  Basic.......................................................          13,190                10,480
  Diluted.....................................................          13,190                10,579

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                       Three months ended
                                                                                   April 1,            March 26,
                                                                                     2001                2000
                                                                                 -------------------------------
Cash flows from operating activities:
   Net income (loss)............................................................        $ (26,400)      $   2,654
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
       Depreciation and amortization............................................            1,329           1,038
       Deferred income taxes....................................................          (10,108)           (811)
       Interest on stockholder notes receivable.................................                -             (86)
       Impairment of long-lived assets..........................................           26,736               -
       Restructuring costs......................................................            1,891               -
       Stockholders' note receivable forgiveness................................            1,067               -
       Changes in assets and liabilities:
           Accounts receivable..................................................           10,039          (8,396)
           Prepaid expenses and other assets....................................             (995)           (245)
           Accounts payable and accrued expenses................................           (3,990)          4,255
           Income taxes payable.................................................           (1,888)          1,268
                                                                                        ---------       ---------
             Net cash used for operating activities.............................           (2,319)           (323)
                                                                                        ---------       ---------

Cash flows from investing activities:
   Purchase of property and equipment...........................................           (1,970)           (714)
   Loss on sale of property and equipment.......................................                8               -
   Cash paid for business acquisitions..........................................           (3,032)              -
   Earnout payments relating to business acquisitions...........................           (2,883)         (2,201)
                                                                                        ---------       ---------
             Net cash used for investing activities.............................           (7,877)         (2,915)
                                                                                        ---------       ---------

Cash flows from financing activities:
   Borrowing on debt............................................................                -          13,200
   Notes payable repayments.....................................................                -         (11,498)
   Proceeds from exercise of options............................................              133             345
                                                                                        ---------       ---------
             Net cash provided by financing activities..........................              133           2,047
                                                                                        ---------       ---------
Net decrease in cash and equivalents............................................          (10,063)         (1,191)
Cash and equivalents, beginning of period.......................................           42,692           1,191
                                                                                        ---------       ---------
Cash and equivalents, end of period.............................................        $  32,629       $       -
                                                                                        =========       =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for-
       Income taxes.............................................................        $   1,618       $     223
       Interest.................................................................        $      10       $   1,195
   Noncash investing and financing activities-
       Tax benefit related to stock options.....................................        $      70       $   5,341

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared by Hall, Kinion & Associates, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these financial statements in conjunction with the financial statements and notes thereto included in the Company's 10-K for the fiscal year ending December 31, 2000.

     The unaudited interim financial information as of April 1, 2001 and for the three months ended April 1, 2001 and March 26, 2000, have been prepared in conformity with GAAP and included in the Company's Annual Report on Form 10-K for the year. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals plus certain adjustments disclosed in notes 4 and 5) necessary for a fair presentation of this information. Operating results for the three months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

2. Comprehensive Income. Statement of Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income," requires reporting by major components and as a single total, the change in the Company's net assets during the period from nonowner sources. For the three months ended April 1, 2001 and March 26, 2000, the change in net assets from nonowner sources was ($3,000) and $0, respectively, for the change in the accumulated translation adjustment, and comprehensive income was ($26,403,000) and $2,654,000, respectively.

3. Stockholder's Equity. In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which bears interest at the Company's incremental rate of borrowing plus 1/8% per annum. An amended agreement was executed as of January 1, 2001, such that the loan and accrued interest to date of approximately $2,273,000 will be forgiven. The balance of the loan is being amortized through December 2001.

4. Restructuring Costs. During the first quarter ended April 1, 2001, the Company recorded $4,610,000 for items associated with the Company's decision to restructure operations. The Company reviewed a number of factors including profitability, declining economic conditions and expected future cash flows. Based on the results of its review, the Company decided to close several offices and to reduce its current workforce. The Company has laid off approximately 60 people representing unproductive sales, sales support and administrative personnel as of April 1, 2001 . Accrued restructuring costs represent approximately $1,137,000 for severance, $1,707,000 for lease terminations and other costs, and $1,766,000 for disposition of assets. As of April 1, 2001, the Company has disbursed approximately $233,000 relating to severance and approximately $638,000 for disposition of assets. The remaining accrued restructuring costs are anticipated to be settled throughout the fiscal year 2001. Based on expected communications of the restructuring plan, an additional $800,000 expense relating to severance is expected to be recorded in the second quarter of fiscal 2001.

5. Goodwill and Other Intangible Asset Impairment. As of April 1, 2001, the Company recorded an impairment charge of approximately $26.7 million to write-down goodwill and other intangible asset associated with a number of acquisitions. The acquisitions that were written off were; TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. Economic and legislative conditions have caused these companies to experience a significant decrease in the demand for their services causing a decrease in revenues, cash flows, and expected future growth. In addition management has decided to focus their efforts on our primary business. In analyzing these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquisitions in accordance with the SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Because the estimated future cash flows of these acquisitions was less than the carrying value of the related long-lived assets as of April 1, 2001, an impairment charge was recorded. The impairment charge that the Company recorded was the remaining unamortized goodwill and other intangibles of all of these subsidiaries.

6. Business Segment Reporting. Under SFAS 131, the Company's operations are divided into two industry segments, Contracts Services and Permanent Placement Services. Operations in the Contract Services segment provides supplemental IT professionals on a contract basis. In a typical contract in the Contract Services Group, IT professionals are contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with the Company's corporate clients.

                        HALL, KINION & ASSOCIATES, INC.

                                  (Unaudited)

Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company currently does not segregate the operations of its business segments by assets.

Continuing operations by business segments are as follows:

                                                                          Three Months Ended
                                                                  April 1, 2001       March 26, 2000
                                                                  -------------       --------------
                                                                            (in thousands)
          Contract Services:
            Net revenues................................             $49,127              $48,086
            Cost of revenues............................              32,669               32,017
                                                                     -------              -------
                  Total ................................              16,458               16,069
                                                                     =======              =======

          Permanent Placement:
            Net revenues................................              11,784               13,494
            Cost of revenues............................                   -                    -
                                                                     -------              -------
                  Total ................................             $11,784              $13,494
                                                                     =======              =======

Net revenues to unaffiliated customers by geographic areas are as follows:

                                                                          Three Months Ended
                                                                  April 1, 2001       March 26, 2000
                                                                  -------------       --------------
                                                                            (in thousands)
          United States.................................             $60,150              $61,176
          Europe........................................                 761                  404
                                                                     -------              -------
                 Total .................................             $60,911              $61,580
                                                                     =======              =======

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

     We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as "may," "hope," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified IT professionals, changes in the relative mix between contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance and exit into new geographic markets and the addition and closing of offices, the structure and timing of acquisitions, changes in demand for IT professionals, general economic factors, and others listed under "Risk Factors" in our other Securities and Exchange Commission filings.

     We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

     We source and deliver the most critical component of the Internet economy-- human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We have 38 offices located in 24 geographic markets.

     Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 80.7% of our net revenues for the three months ended April 1, 2001, and 78.1% for the three months ended March 26, 2000. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 19.3% of our net revenues for the three months ended April 1, 2001, and 21.9% for the three months ended March 26, 2000. Our net revenues are derived principally from the hourly billings of our IT professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each IT professional candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent placement revenues are recognized when an IT professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

  Net revenues decreased to $60.9 million for the three months ended April 1, 2001, from $61.6 million for the three months ending March 26, 2000, representing a 1.1% decrease. Over this same period, we increased our number of sales, sales support and administrative employees to 897 individuals in 24 geographic markets from 719 individuals in 23 geographic markets in the corresponding quarter in 2000, representing a 24.8% increase in headcount. The number of revenue producing sales and sales support employees included in the overall headcount increased to 684 as of April 1, 2001 from 567 as March 26, 2000, a 20.6% increase.

  For the first quarter ended April 1, 2001, we reported a decrease in revenue, gross profit, and income. This decrease was primarily due to the current economic slow down. While no one customer represents greater than 10% of our total revenue, we do have a number of larger customers and some dot-com customers, many of whom have issued earnings warnings and put a number of their projects on hold or have gone out of business entirely. In response to these conditions, we announced our preliminary results on March 13, 2001 which caused a decrease in our common stock price.

     Additionally, in the first quarter of 2001, we recorded an impairment charge of approximately $26.7 million to recognize the impairment of the goodwill and other intangibles associated with a number of acquisitions. We recognized an impairment of the goodwill associated with TKI Acquisition Corporation, Huntington Acquisition Corporation, IC Planet Acquisition Corporation, TKO Personnel, Inc, and Group - IPEX, Inc and other intangibles associated with IC Planet Acquisition Corporation. All of these acquisitions were completed in prior years, excluding IC Planet Acquisition Corporation, a software development company, acquired in February 2001. Economic and legislative changes have caused these acquired companies to experience a significant decrease in demand for their services and as a result, revenues, cash flows, and expected future growth rates have decreased. Due to these changes and our refocus on the core business of permanent and contract services, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquisitions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Estimated future cash flows of these operations were less than the carrying value of the related goodwill and other intangibles, requiring an impairment charge to be recorded. As a result, we wrote off the remaining unamortized goodwill and other intangibles associated with these acquired companies.

  In the first quarter of fiscal 2001, we also took a charge against earnings of $4.6 million associated with our restructuring plan, which incorporates a series of severance packages associated with layoffs, office closures, and disposition of assets. We reorganized the sales organization to better function in the current environment and position ourselves for future success. Part of this includes merging our sales operations from our Contract Services and Permanent Services groups into a less hierarchical structure. This will enable our company to better identify new areas of growth and reduce the overlap of management. Accrued restructure costs represent approximately $1.1 million for severance, $1.7 million for lease terminations and other costs, and $1.8 million for disposition of assets. As of April 1, 2001, the Company has disbursed approximately $871,000 relating to severance and disposition of assets, and closed offices located in Tampa and Orlando, Florida, Iselin, New Jersey, and Schaumburg, Illinois. In these closed locations fixed assets were determined to have minimal salvage value and were disposed. We are planning on recording an additional $800,000 of restructuring costs in the second quarter for severances relating to the restructuring plan. We are continuing to execute the plan and expect the plan to be completed by the end of the fiscal year 2001.

  Given the current down turn in the economy, a number of our customers experienced serious cash flow constraints, causing us concern regarding the collectability of our accounts receivable. Bankruptcies, company closures, and delinquencies have prompted a direct accounts receivable write off of $3.7 million. In addition, we also increased our bad debt reserve by $2.6 million to address accounts receivable balances over 60 days old. While we feel that the remaining current balances are collectible, economic conditions are still a cause for concern and we will continue to analyze the collectability of our accounts receivable.


Results of Operations for the Three Months Ended April 1, 2001 and March 26,
2000

     Net Revenues. Net revenues decreased 1.1% to $60.9 million for the three months ended April 1, 2001 from $61.6 million for the three months ended March 26, 2000. Net revenues from our Contract Services group increased 2.2% to $49.1 million for the three months ended April 1, 2001, from $48.1 million for the three months ended March 26, 2000. Net revenues from our Permanent Placement Services group were $11.8 million for the three months ended April 1, 2001 and $13.5 million for the three months ended March 26, 2000, representing a decrease of 12.7%. The decrease in net revenues was due primarily to the economic slowdown which resulted in a decrease in the number of new assignments. Our revenue producing sales and sales support employee headcount increased throughout the year reaching 684 as of April 1, 2001 from 567 as of March 26, 2000, a 20.6% increase. Our IT professional headcount decreased to 1,326 at April 1, 2001 from 1,698 at March 26, 2000, a decrease of 21.9%.

Gross Profit

     Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, as there are no direct costs associated with such revenues. Gross profit decreased by 4.5% to $28.2 million for the three months ended April 1, 2001, from $29.6 million for the three months ended

March 26, 2000. This decrease was primarily attributable to a decrease in the number of assignments in the Contract Services group, and a decrease in demand for services from our Permanent Placement Services group.


Operating Expenses

     Operating Expenses. Operating expenses consist primarily of impairment charges relating to goodwill and other intangibles, employee costs, bad debt expense and restructure costs. Operating expenses increased by 164.5% to $65.7 million for the three months ended April 1, 2001, compared to $24.8 million for the three months ended March 26, 2000 Operating expenses as a percentage of net revenues increased to 107.8% for the three months ended April 1, 2001, from 40.3% for the three months ended March 26, 2000. The increases resulted primarily from expenses associated impairment charges relating to goodwill and other intangibles, employee costs, bad debt expense and restructure costs relating to declining economic conditions.


Other Income (Expense), Net

Other Income (Expense). Interest income increased to $598,000 for the three months ended April 1, 2001, from $93,000 for the three months ended March 26, 2000. The increase in interest income resulted from interest earned from the proceeds from our secondary common stock offering in April 2000 and, to a lesser extent, loans made to certain executive officers. Interest expense decreased to $10,000 for the three months ended April 1, 2001, compared to $312,000 for the three months ended March 26, 2000. The decrease in interest expense for the three months ended April 1, 2001, was due to paying off our debt with proceeds from the secondary stock offering. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $47,000 for the three months ended April 1, 2001 and $18,000 for the three months ended March 26, 2000.

Income Taxes

     Income Taxes. Our effective tax rate was 41.8% for the three months ended April 1, 2001, compared to 41.5% for the three months ended March 26, 2000. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Income (Loss)

     Net Income (Loss). Net income decreased to a loss of $26.4 million for the three months ended April 1, 2001, compared to income of $2.7 million for the three months ended March 26, 2000. We experienced a net loss this quarter primarily due to the impairment charge, increase in bad debt, and restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

     We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities used $2.3 million from operations for the three months ended April 1, 2001, compared to $323,000 for the three months ended March 26, 2000. The decrease in operating cash flow is primarily due to fluctuations in net income and the components of working capital, primarily in accounts payable and accrued salaries.

     The principal uses of cash for investing activities for the three months ended April 1, 2001, were for purchase of an acquisition and earnout payments relating to prior acquisitions.

     Currently we have a $30 million credit facility comprised of a $20 million revolving credit facility and a $10 million term loan facility. There were no borrowings under the credit facility. The interest rate on both facilities is the lower of the lender's prime rate or LIBOR. Both facilities terminate in July 2002. Borrowings under both facilities are secured by substantially all of our assets. The facilities contain covenants requiring us to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. We are in compliance with all of these covenants as of April 1, 2001.

     Net cash provided by financing activities for the three months ended April 1, 2001, was $133,000, due to exercise of stock options.

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

          10.15 (1) The Registrant's IT Professional Stock Plan.

          10.16 (1) Reference is made to Exhibit 2.3.

          10.17 (2) The Registrant's 2000 Stock Option Plan.

          10.18 (2) Form of Stock Option Agreement under the 2000 Stock Option Plan.

          10.19 The Registrant's E2 Equity Edge Cash Equity Plan. (Incorporated by reference to exhibit 10.19 in the Company's form 10-K, filed on March 27, 2001)

          21.1      Subsidiaries of Registrant.

          23.1      Independent Auditors' Consent.

____________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997(File No. 333-28365).
(2) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed June 9, 2001 (File No. 333-39026).

(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed December 2, 1998 (File No. 000-22869).

     (b)  Reports on Form 8-K -

          On March 13, 2001, we filed an 8-K announcing preliminary first quarter results for the quarter ended March 31, 2001.

          On May 1, 2001 we filed an 8-K for the first quarter financial results for the quarter ending March 31, 2001, including certain one-time charges and plans for a stock repurchase program.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HALL, KINION & ASSOCIATES, INC.


Date:    May 15, 2001



                                       By:    /s/ Martin A. Kropelnicki
                                         -------------------------------------
                                          Martin A. Kropelnicki
                                          Vice President, Corporate Services and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer)