Form 10-Q
period 2001-07-01
HALL KINION & ASSOCIATES INC
filed 2001-08-15
CIK 1009657

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________


      (Mark One)

          :     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM   TO
                           ________________________

                         COMMISSION FILE NUMBER 0-22869

                        HALL, KINION & ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                   77-0337705
     (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

     2570 North First Street, #400                            95131
         San Jose, California                              (zip code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (408) 895-5200

                            ______________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No [_]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 7, 2001:

      13,124,000 shares of common stock.

================================================================================

                        HALL, KINION & ASSOCIATES, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                                                             PAGE
                                                                                                                             ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements......................................................................................       3

               Condensed Consolidated Balance Sheets at July 1, 2001 and December 31, 2000...............................       3

               Condensed Consolidated Statements of Operations for the three months and six months ended July 1, 2001
               and June 25, 2000.........................................................................................       4


               Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2001 and June 25, 2000
               ..........................................................................................................       5


               Notes to Condensed Consolidated Financial Statements......................................................       6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....................       9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings.........................................................................................      13

Item 6.        Exhibits and Reports on Form 8-K..........................................................................      13

SIGNATURES     ..........................................................................................................      15

Item 1.  Financial Statements
                        HALL, KINION & ASSOCIATES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                           July 1,             December 31,
ASSETS                                                                                       2001                 2001/1/
                                                                                          ---------------------------------
Current Assets:
 Cash and equivalents...............................................................      $ 33,456               $ 42,692
 Investments........................................................................           149                      -
 Accounts receivable, net of allowance for doubtful accounts of
     $5,932 at July 1, 2001 and $3,455 at December 31, 2000.........................        26,057                 43,143
 Prepaid expenses and other current assets..........................................         2,988                  2,653
 Deferred income taxes..............................................................         8,251                  3,675
                                                                                          --------               --------
        Total current assets........................................................        70,901                 92,163
Property and equipment, net.........................................................        11,376                 11,783
Goodwill, net.......................................................................        15,777                 35,096
Other assets........................................................................           967                    779
Deferred income taxes...............................................................         4,879                      -
                                                                                          --------               --------
        Total assets................................................................      $103,900               $139,821
                                                                                          ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable...................................................................      $  3,119               $  7,314
 Accrued salaries, commissions, and related payroll taxes...........................         8,808                 11,428
 Accrued liabilities................................................................         5,074                  5,584
 Income taxes payable...............................................................           386                  3,018
 Reserve for restructuring costs....................................................         1,924                      -
                                                                                          --------               --------
        Total current liabilities...................................................        19,311                 27,344
Long-term debt and other obligations................................................           259                    209
Deferred income taxes...............................................................             -                  1,506
                                                                                          --------               --------

        Total liabilities...........................................................        19,570                 29,059
                                                                                          --------               --------
Stockholders' Equity:
Common stock; $0.001 par value per share; 100,000 shares authorized;
 issued and outstanding: 13,207 shares at July 1, 2001 and 13,179
 shares at December 31, 2000........................................................        87,324                 87,207
Stockholders' note receivable.......................................................        (1,200)                (2,267)
Accumulated translation adjustment..................................................           (83)                   (72)
Retained earnings (deficit).........................................................        (1,711)                25,894
                                                                                          --------               --------

        Total stockholders' equity..................................................        84,330                110,762
                                                                                          --------               --------

        Total liabilities and stockholders' equity..................................      $103,900               $139,821
                                                                                          ========               ========

           See notes to condensed consolidated financial statements.

1. December 31, 2000 Balance Sheet has been derived from audited financial statements at that date.

                        HALL, KINION & ASSOCIATES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                      July 1, 2001   June 25, 2000   July 1, 2001   June 25, 2000
                                                      -------------  --------------  -------------  --------------
Net revenues:
  Contract services...................................      $40,322         $57,553       $ 89,449        $105,638
  Permanent placement.................................        7,366          20,091         19,150          33,585
                                                            -------         -------       --------        --------

Total net revenues....................................       47,688          77,644        108,599         139,223
Cost of contract services.............................       26,869          37,740         59,538          69,757
                                                            -------         -------       --------        --------

Gross profit..........................................       20,819          39,904         49,061          69,466
Operating expenses....................................       22,236          33,846         56,544          58,670
  Impairment of long lived assets ....................            -               -         26,736               -
  Restructuring costs ................................          816               -          5,426               -
                                                            -------         -------       --------        --------
    Total operating expenses..........................       23,052          33,846         88,706          58,670
                                                            -------         -------       --------        --------

Income (loss) from operations.........................       (2,233)          6,058        (39,645)         10,796
Other income, net.....................................          259             435            894             233
                                                            -------         -------       --------        --------

Income (loss) before income taxes.....................       (1,974)          6,493        (38,751)         11,029
Income tax benefit (expense)..........................          770          (2,702)        11,147          (4,584)
                                                            -------         -------       --------        --------

Net income (loss).....................................      $(1,204)        $ 3,791       $(27,604)       $  6,445
                                                            =======         =======       ========        ========

Net income (loss) per share:
  Basic...............................................      $ (0.09)        $  0.30       $  (2.09)       $   0.56
  Diluted.............................................      $ (0.09)        $  0.28       $  (2.09)       $   0.51

Shares used in per share computation:
  Basic...............................................       13,203          12,624         13,196          11,552
  Diluted.............................................       13,203          13,517         13,196          12,541

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.s

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                            Six months ended
                                                                                         July 1,          June 25,
                                                                                          2001             2000
                                                                                       -----------------------------
Cash flows from operating activities:
     Net income (loss).....................................................              $(27,604)       $  6,445
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization....................................                 2,418           2,120
          Deferred income taxes............................................               (10,961)         (2,268)
          Interest on stockholder notes receivable.........................                     -            (141)
          Impairment of long lived assets..................................                26,736               -
          Restructuring costs..............................................                 1,891               -
          Stockholders' note receivable forgiveness........................                 1,067               -
          Changes in assets and liabilities:
               Accounts receivable.........................................                17,086         (16,556)
               Prepaid expenses and other assets...........................                  (396)         (1,311)
               Accounts payable and accrued expenses.......................                (7,335)         12,805
               Income taxes payable........................................                (2,702)          4,798
                                                                                         --------        --------
                 Net cash provided by operating activities.................                   200           5,892
                                                                                         --------        --------

Cash flows from investing activities:
      Purchase of property and equipment...................................                (3,314)         (1,520)
      Loss on sale of property and equipment...............................                     8               -
      Investments..........................................................                  (149)             14
      Cash paid for business acquisitions..................................                (3,032)
      Earnout payments relating to business acquisitions...................                (2,883)         (2,201)
                                                                                         --------        --------
                 Net cash used for investing activities....................                (9,370)         (3,707)
                                                                                         --------        --------

Cash flows from financing activities:
      Borrowing on debt....................................................                     -          15,548
      Notes payable repayments.............................................                     -         (29,548)
      Proceeds from exercise of options....................................                   186           3,112
      Advance to broker for purchase of common stock.......................                  (252)              -
      Proceeds from sale of common stock, net of issuance costs............                     -          39,110
      Stockholders notes receivable........................................                     -           3,446
                                                                                         --------        --------
                 Net cash provided by (used for) financing activities......                   (66)         31,668
                                                                                         --------        --------
Net increase (decrease) in cash and equivalents............................                (9,236)         33,853
Cash and equivalents, beginning of period..................................                42,692           1,191
                                                                                         --------        --------
Cash and equivalents, end of period........................................              $ 33,456        $ 35,044
                                                                                         ========        ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for -
          Income taxes.....................................................              $  2,459        $  1,979
          Interest.........................................................              $     18        $    352
       Non cash investing and finance activities:
          Tax benefit related to stock options.............................              $     70        $  3,033

           See notes to condensed consolidated financial statements.

                        HALL, KINION & ASSOCIATES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. Basis of Presentation. The Condensed Consolidated Financial Statements have been prepared by Hall, Kinion & Associates, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these financial statements in conjunction with the financial statements and notes thereto included in the Company's 10-K for the fiscal year ended December 31, 2000.

  The unaudited interim financial information as of July 1, 2001 and for the three and six months ended July 1, 2001 and June 25, 2000, have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals plus certain adjustments disclosed in notes 4 and 6) necessary for a fair presentation of this information. Operating results for the three and six months ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

2.  Comprehensive Income (Loss).   Statement of Financial Accounting Standards
("SFAS") 130, "Reporting Comprehensive Income," requires reporting by major components and as a single total, the change in the Company's net assets during the period from nonowner sources. For the six months ended July 1, 2001 and June 25, 2000, the change in net assets from nonowner sources was ($11,000) and ($9,000), respectively, for the change in the accumulated translation adjustment, and comprehensive income (loss) was ($27,615,000) and $6,436,000, respectively.

3. Stockholder's Equity. In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which bears interest at the Company's incremental rate of borrowing plus 1/8% per annum. An amended employment agreement was executed as of January 1, 2001, such that the loan term was extended to January 1, 2005 and 20% of the principal and accrued interest was forgiven on January 1, 2001 and an additional 20% will be forgiven each January thereafter through January 1, 2005. The Company will amortize the loan and all accrued interest by December 2002, based on the first term of the amended employment agreement.

4. Restructuring Costs. During the first quarter ended April 1, 2001, the Company recorded $4,610,000 for charges associated with the Company's decision to restructure operations. In the second quarter ended July 1, 2001, the Company recorded an additional $816,000 for severance and other costs associated with the restructure of operations. The Company reviewed a number of factors including profitability, declining economic conditions and expected future cash flows. Based on the results of its review, the Company decided to close several offices and to reduce its current workforce. The Company has laid off approximately 289 people representing sales, sales support and administrative personnel as of July 1, 2001 relating to this restructuring plan. The remaining accrued restructuring costs are anticipated to be settled throughout the fiscal year 2001.

                                                          Restructuring               Paid              Remaining
                                                              Costs                 To Date              Accrual
                                                     ------------------------  ------------------  -------------------
Severance                                                   $1,733,000             $1,176,000           $  557,000
Lease terminations and other costs                           1,927,000                560,000            1,367,000
                                                            ----------             ----------           ----------
        Total                                               $3,660,000             $1,736,000           $1,924,000
                                                            ----------             ----------           ----------
Impairment of fixed assets                                   1,766,000
                                                            ----------
        Total restructuring costs                           $5,426,000
                                                            ----------


5. Advance to Broker for Purchase of Common Stock. Pursuant to the stock purchase plan approved by the Board of

Directors, in July 2001, the Company purchased 35,000 shares of its own common stock for $252,000 with a settlement date of July 2, 2001 and July 3, 2001. The Company plans on retiring these shares in the third quarter of 2001.

6.  Goodwill and Other Intangible Asset Impairment.    During the first quarter,
the Company recorded an impairment charge of approximately $26.7 million to write-down goodwill and other intangible asset associated with a number of acquisitions. The acquisitions that were written off were: TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. Economic and legislative conditions have caused these companies to experience a significant decrease in the demand for their services causing a decrease in revenues, cash flows, and expected future growth. In addition management has decided to focus its efforts on our primary business. In analyzing these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquisitions in accordance with the SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." Because the estimated future cash flows of these acquisitions were less than the carrying value of the related long-lived assets as of July 1, 2001, an impairment charge was recorded. The impairment charge that the Company recorded was the remaining unamortized goodwill and other intangibles of all of these subsidiaries.

7.  Business Segment Reporting.    Under SFAS 131, the Company's operations were
divided into two industry segments, Contracts Services and Permanent Placement Services. Operations in the Contract Services segment provides supplemental IT professionals on a contract basis. In a typical R&D contract, IT professionals are contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with its corporate clients.

  Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company currently does not segregate the operations of its business segments by assets.

Continuing operations by business segments are as follows:


                                                          Three Months Ended               Six Months Ended
                                                       July 1, 2001  June 25, 2000  July 1, 2001   June 25, 2000
                                                      ------------  -------------  ------------  ----------------
Contract Services:
  Net revenues...........................                  $40,322        $57,553       $89,449          $105,638
  Cost of revenues........................                  26,869         37,740        59,538            69,757
                                                           -------        -------       -------          --------
        Total ..............................               $13,453        $19,813       $29,911          $ 35,881
                                                           =======        =======       =======          ========

Permanent Placement:
  Net revenues.............................                $ 7,366        $20,091       $19,150          $ 33,585
  Cost of revenues......................                         -              -             -                 -
                                                           -------        -------      --------          --------
        Total ...........................                  $ 7,366        $20,091       $19,150          $ 33,585
                                                           =======        =======       =======          ========


Net revenues to unaffiliated customers by geographic areas are as follows:

                                                          Three Months Ended                     Six Months Ended
                                                      ---------------------------
                                                      July 1, 2001  June 25, 2000  July 1, 2001   June 25, 2000
                                                      ------------  -------------  ------------  ----------------
United States...........................                   $46,771        $76,783      $106,921          $137,959
Europe..............................................           917            861         1,678             1,264
                                                           -------        -------      --------          --------
        Total ..............................               $47,688        $77,644      $108,599          $139,223
                                                           =======        =======      ========          ========

8. Recently Issued Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard
(SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of $16.1 million at the date of adoption and annual amortization of $1.8 million that resulted from business combinations completed prior to the adoption of SFAS
141. Goodwill acquired subsequent to June 30, 2001 is not amortized.

9. Subsequent Event. On July 26, 2001 the Company filed a final tender offer for the exchange of options to purchase shares of common stock with a par value of $.001 per share, and having an exercise price per share of $15.00 or more. The Company accepted for exchange options to purchase 992,870 shares of Common Stock. Subject to the terms and conditions of the Offer, the Company will grant options to purchase an aggregate of 943,227 shares of Common Stock in exchange for such tendered options in January 2002. The exercise price will be the fair market value of the underlying common stock at the date of grant in January 2002.

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

  Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 84.6% of our net revenues for the three months ended July 1, 2001, and 74.1% for the three months ended June 25, 2000. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 15.4% of our net revenues for the three months ended July 1, 2001, and 25.9% for the three months ended June 25, 2000. Our Contract Services group accounted for 82.4% of our net revenues for the six months ended July 1, 2001 and 75.9% for the six months ended June 25, 2000. Our Permanent Placement Services group accounted for 17.6% of our net revenues for the six months ended July 1, 2001 and 24.1% for the six months ended June 25, 2000. Our net revenues are derived principally from the hourly billings of our IT professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each IT professional candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent placement revenues are recognized when an IT professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

  Net revenues decreased to $47.7 million for the three months ended July 1, 2001, from $77.6 million for the three months ending June 25, 2000, representing a 38.6% decrease. Net revenues decreased to $108.6 million for the six months ended July 1, 2001, from $139.2 million for the six months ended June 25, 2000, representing a 22% decrease.

  For the first six months of 2001, we reported a decrease in revenue, gross profit, and income. This decrease was primarily due to the current general economic slow -down. While no one customer represents greater than 10% of our total revenue, we do have a number of larger customers, some of whom have issued earnings warnings and delayed a number of their projects.

  Additionally, in the first quarter of 2001, we recorded an impairment charge of approximately $26.7 million to recognize the impairment of the goodwill and other intangibles associated with a number of acquisitions. We recognized an impairment of the goodwill associated with TKI Acquisition Corporation, Huntington Acquisition Corporation, IC Planet Acquisition Corporation, TKO Personnel, Inc, and Group - IPEX, Inc and other intangibles associated with IC Planet Acquisition Corporation. All of these acquisitions were completed in prior years, excluding IC Planet Acquisition Corporation, a software development company, acquired in February 2001 for $3.2 million. The acquisition consisted of $3 million of intangible asset and $2 million of goodwill, all of which was deemed impaired in the first quarter of 2001. Economic and legislative changes have caused these acquired companies to experience a significant decrease in demand for their services and as a result, revenues, cash flows, and expected future growth rates have decreased. Due to these changes and our refocus on the core business of permanent and contract services, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquisitions in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Estimated future cash flows of these operations were less than the carrying value of the related goodwill and other intangibles, requiring an impairment charge to be recorded. As a result, we wrote off the remaining unamortized goodwill and other intangibles associated with these acquired companies.

  In the first quarter of fiscal 2001, we took a charge against earnings of $4.6 million associated with our restructuring plan and in the second quarter of fiscal 2001 we took an additional charge of $816,000, which incorporates a series of severance packages associated with layoffs, office closures, and disposition of assets. We reorganized the sales organization to better function in the current environment and position ourselves for future growth. Part of this includes merging our sales operations from our Contract Services and Permanent Services groups into a less hierarchical structure. This will enable our company to better identify new areas of growth and reduce the overlap of management. Year to date, accrued restructuring costs represent approximately $1.7 million for severance, $1.9 million for lease terminations and other costs, and $1.8 million for disposition of assets. As of July 1, 2001, we have disbursed approximately $2,374,000 relating to severance and disposition of assets, and closed offices. In these closed locations fixed assets were determined to have minimal salvage value and were disposed. We are continuing to execute the plan and expect the plan to be completed by the end of the fiscal year 2001.

  Because of the current down turn in the economy, a number of our customers have experienced significant cash flow constraints, causing us concern regarding the collectability of a portion of our accounts receivable. Bankruptcies, company closures, and delinquencies have prompted a direct accounts receivable write off of $3.7 million. In addition, we also increased our bad debt reserve by $2.6 million to address accounts receivable balances over 60 days old. While we feel that the remaining current balances are collectible, economic conditions are still a cause for concern and we will continue to analyze the collectability of our accounts receivable.

Results of Operations for the Three and Six Months Ended July 1, 2001 and June 25, 2000

  Net Revenues. Net revenues decreased 38.6% to $47.7 million for the three months ended July 1, 2001 from $77.6 million for the three months ended June 25, 2000. Net revenues from our Contract Services group decreased 29.9% to $40.3 million for the three months ended July 1, 2001, from $57.6 million for the three months ended June 25, 2000. Net revenues from our Permanent Placement Services group were $7.4 million for the three months ended July 1, 2001 and $20.1 million for the three months ended June 25, 2000, representing a decrease of 63.3%. Net revenues decreased 22% to $108.6 million for the six months ended July 1, 2001, from $139.2 million for the six months ended June 25, 2000. Net revenues from our Contract Services group decreased 15.3% to $89.4 million for the six months ended July 1, 2001, from $105.6 million for the six months ended June 25, 2000. Net revenues from our Permanent Placement Services group decreased 43% to $19.2 million for the six months ended July 1, 2001, from $33.6 million for the six months ended June 25, 2000. The decrease in net revenues was due primarily to the economic slowdown, which resulted in a decrease in the number of new assignments.

Gross Profit

  Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement

Services group is essentially equal to revenues, as there are no direct costs associated with such revenues. Gross profit decreased by 47.8% to $20.8 million for the three months ended July 1, 2001, from $39.9 million for the three months ended June 25, 2000. Total gross profit decreased by 29.4% to $49.1 million for the six months ended July 1, 2001, from $69.5 million for the six months ended June 25, 2000. This decrease was primarily attributable to a decrease in the number of assignments in the Contract Services group, and a decrease in demand for services from our Permanent Placement Services group.

Operating Expenses

  Operating Expenses. Operating expenses decreased by 31.9% to $23.1 million for the three months ended July 1, 2001, compared to $33.8 million for the three months ended June 25, 2000. The decrease is primarily a result of a decrease in compensation paid to employees due to the overall decrease in revenue.
Operating expenses increased by 51.2% to $88.7 million for the six months ended July 1, 2001, compared to $58.7 million for the six months ended June 25, 2000. The increase is primarily a result of costs associated with impairment charges relating to goodwill and other intangibles, increase in bad debt reserve and restructuring charges. Operating expenses as a percentage of net revenues increased to 48.3% for the three months ended July 1, 2001, from 43.6% for the three months ended June 25, 2000. Operating expenses as a percentage of net revenues increased to 81.7% for the six months ended July 1, 2001, from 42.1% for the six months ended June 25, 2000. The increases resulted primarily from expenses associated with impairment charges relating to goodwill and other intangibles, employee costs, bad debt expense and restructuring costs relating to declining economic conditions and a decrease in revenue.


Other Income (Expense), Net

  Other Expense. Interest income decreased to $253,000 for the three months ended July 1, 2001, from $430,000 for the three months ended June 25, 2000. Interest income increased to $851,000 for the six months ended July 1, 2001, from $523,000 for the six months ended June 25, 2000. The increase in interest income resulted from interest earned from the proceeds from our secondary common stock offering in April 2000. Interest expense decreased to $8,000 for the three months ended July 1, 2001, compared to $31,000 for the three months ended June 25, 2000. Interest expense decreased to $18,000 for the six months ended July 1, 2001, from $343,000 for the six months ended June 25, 2000. The decrease in interest expense for the three and six months ended July 1, 2001, was due to paying off our debts with proceeds from the secondary offering consummated in April 2000. Also included is a nominal amount relating to rental income and expenses and various nonrecurring charges which amount to income of $14,000 and $61,000 for the three and six months ended July 1, 2001 and $36,000 and $53,000 for the three and six months ended June 25, 2000.

Income Taxes

  Income Taxes. Our effective tax rate was 39.0% and 28.8% for the three and six months ended July 1, 2001, compared to 41.6% for the three and six months ended June 25, 2000. Our income tax rate varies from period to period due primarily to the net loss and the decrease in the amount of taxes owed.

Net Income (Loss)

  Net Income (Loss). Net income decreased to a loss of $1.2 million for the three months ended July 1, 2001, compared to income of $3.8 million for the three months ended June 25, 2000. Net income decreased to a loss of $27.6 million for the six months ended July 1, 2001, compared to income of $6.4 million for the six months ended June 25, 2000. We experienced a net loss for the three and six months ended July 1, 2001, primarily due to lower revenues, the impairment charges, increase in bad debt, and restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

  We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities provided $200,000 from operations for the six months ended July 1, 2001, compared to providing $5.9 million for the six months ended June 25, 2000. The decrease in operating cash flow is primarily due to fluctuations in net income and the components of working capital, primarily in deferred income taxes.


  The principal uses of cash for investing activities for the six months ended July 1, 2001, were for purchase of property and equipment, an acquisition, and earnout payments relating to prior acquisitions. Purchases of property and equipment included upgrading our network and other technology systems.

  Currently we have a $24 million credit facility comprised of a $14 million revolving credit facility and a $10 million term loan facility. There were no borrowings under the term loan facility. The interest rate on both facilities is the lower of the lender's prime rate or LIBOR. Both facilities terminate in July 2002. Borrowings under both facilities are secured by substantially all of our assets. The facilities contain covenants requiring us to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow. Due to our restructuring plan and the economic
environment, we are currently not in compliance with our covenant.   We have
received a waiver from the lender.

  Net cash used for financing activities for the six months ended July 1, 2001, was $66,000, due primarily to the funding of the purchase of our common stock and partially offset by the exercise of stock options.

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

  We successfully moved to dismiss all claims in the action, and the court entered an order on April 25, 2000 dismissing the case with leave to amend. A first amended complaint was filed on June 16, 2000. On October 27, 2000, the court dismissed the lawsuit and entered judgment in our favor. Plaintiffs thereafter filed an appeal with the Ninth Circuit Court of appeals. Before briefing was commenced, plaintiffs' counsel agreed to dismiss the appeal in exchange for the Company's agreement to waive any right to recoup any of its fees and costs. As a result of the dismissal, the Company was reimbursed all of its defense costs by its D&O insurance carrier.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:
       2.2   (1)  Asset Purchase Agreement dated November 26, 1996, among the
                  Registrant and the other parties named therein.

       2.3   (1)  Stock Purchase Agreement dated December 20, 1997 by and among the Registrant, Group-IPEX, Inc., Lalit M. Kapoor and Satindra Kapoor.

       2.4   (2)  Huntington Asset Purchase Agreement between Hall, Kinion &
                  Associates, Inc., Huntington Acquisition Corporation, Alexander Bohemer and Tomasco, LLC, Raymond Tomasco and Karen Vacheron Alexander, dated November 18, 1998.

       2.5   (2)  ITC Asset Purchase Agreement between Hall, Kinion &
                  Associates, Inc., Interactive Acquisition Corporation, Interactive Technology Consultants, LLC, Raymond Tomasco, Karen Vacheron Alexander, and Gary Malbin, dated November 18, 1998.

       3.1   (1)  Amended and Restated Certificate of Incorporation of the
                  Registrant filed August 8, 1997.

       4.1        Reference is made to Exhibit 3.1.

       4.2   (1)  Investors' Rights Agreement, dated January 26, 1996, among the
                  Registrant, certain stockholders and investors named therein.

       4.3   (1)  Specimen Common Stock certificate.

       10.1  (1)  Form of Indemnification Agreement entered into between the
                  Registrant and each of its directors and certain officers.

       10.2  (1)  The Registrant's 1997 Stock Option Plan.

       10.3  (1)  The Registrant's Employee Stock Purchase Plan.

       10.4  (1)  Settlement Agreement and General Release, dated October 29,
                  1996 among the Registrant, Brenda C. Hall (a.k.a. Brenda C. Rhodes), as Voting Trustee of the Voting Trust, and Todd Kinion.

       10.5  (1)  Loan and Security Agreement (Accounts and Inventory), dated
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

       10.6  (1)  Assumption and Assignment to Sublease, dated December 2, 1996, between the Registrant and TeamAlliance Technology Partners, L.P.

       10.7  (1)  Standard Sublease, dated March 1, 1997, between the Registrant and Seagate Technology, Inc.

       10.8  (1)  Promissory Note Secured by Deed of Trust, dated August 5,
                  1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

       10.9  (1)  Settlement Agreement with Mutual Release, dated May, 1997, between Richard Swanson and the Registrant, Brenda C. Hall (aka Brenda C. Rhodes) and Todd J. Kinion.

       10.10 (1)  The Registrant's IT Professional Stock Plan.

       10.11 (3)  The Registrant's 2000 Stock Option Plan.

       10.12 (3)  Form of  Stock Option Agreement under the 2000 Stock Option
                  Plan.

       10.13 (1)  The Registrant's E2 Equity Edge Cash Equity Plan (incorporated by reference to exhibit 10.19 in the Company's Form 10-K, filed on March 27, 2001).

       10.14 Employment Agreement dated January 1, 2001 between the Registrant and Brenda Rhodes.

       10.15 Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the Registrant.

       21.1       Subsidiaries of Registrant.

___________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997 (File No. 333-28365).
(2) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed December 2, 1998
(3) Incorporated by Reference to the Registrant's Current Report on Form 8-K, filed June 9, 2001


     (b)  Reports on Form 8-K -

          On May 1, 2001 we filed an 8-K for the first quarter financial results for the quarter ending March 31, 2001, including certain one-time charges and plans for a stock repurchase program.

          On July 10, 2001, we filed an 8-K announcing preliminary second quarter results for the quarter ended July 1, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HALL, KINION & ASSOCIATES, INC.

Date:    August 15, 2001



                                        By: /s/ Martin A. Kropelnicki
                                           ------------------------------------
                                           Martin A. Kropelnicki
                                           Vice President, Finance and
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)