Form 10-Q
period 2001-09-30
HALL KINION & ASSOCIATES INC
filed 2001-11-14
CIK 1009657

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM       TO

                                 ---------------

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

                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes X No [_]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 5, 2001:

                12,934,000  shares of common stock.

================================================================================

                         HALL, KINION & ASSOCIATES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements............................................       3

           Condensed Consolidated Balance Sheets at September 30, 2001
           and December 31, 2000...........................................       3

           Condensed  Consolidated  Statements of Operations for the
           three months and nine months ended September 30, 2001
           and September  24, 2000.........................................       4

           Condensed  Consolidated  Statements of Cash Flows for the
           nine months ended  September 30, 2001 and September 24, 2000....       5

           Notes to Condensed Consolidated Financial Statements............       6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................       9

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................      13

SIGNATURES.................................................................      15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        HALL, KINION & ASSOCIATES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                       September 30,   December 31,
                                                                           2001           2000/1/
                                                                       -------------   ------------
ASSETS
Current Assets:
  Cash and equivalents ...............................................   $  21,394       $  42,692
  Investments ........................................................       6,997               -
  Accounts receivable, net of allowance for doubtful accounts of
       $3,565 at September 30, 2001 and $3,455 at December 31, 2000 ..      22,682          43,143
  Prepaid expenses and other current assets ..........................       3,764           2,653
  Prepaid income taxes ...............................................         169               -
  Deferred income taxes ..............................................      12,533           3,675
                                                                         ---------       ---------
           Total current assets ......................................      67,539          92,163
Property and equipment, net ..........................................      11,178          11,783
Goodwill, net ........................................................      15,627          35,096
Other assets .........................................................         948             779
Deferred income taxes ................................................       2,344               -
                                                                         ---------       ---------
      Total assets ...................................................   $  97,636       $ 139,821
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ..................................................   $   2,407       $   7,314
   Accrued salaries, commissions, and related payroll taxes ..........       8,298          11,428
   Accrued liabilities ...............................................       5,693           5,584
   Income taxes payable ..............................................           -           3,018
   Reserve for restructuring costs ...................................         883               -
                                                                         ---------       ---------
      Total current liabilities ......................................      17,281          27,344
Long-term debt and other obligations .................................         299             209
Deferred income taxes ................................................           -           1,506
                                                                         ---------       ---------
       Total liabilities .............................................      17,580          29,059
                                                                         ---------       ---------
Stockholders' Equity:
Common stock; $0.001 par value per share; 100,000 shares authorized;
issued and outstanding: 13,062 shares at September 30, 2001 and 13,179
shares at December 31, 2000 ..........................................      86,295          87,207
Stockholders' note receivable ........................................      (1,000)         (2,267)
Accumulated translation adjustment ...................................         (60)            (72)
Retained earnings (deficit)                                                 (5,179)         25,894
                                                                         ---------       ---------
     Total stockholders' equity ......................................      80,056         110,762
                                                                         ---------       ---------
     Total liabilities and stockholders' equity ......................   $  97,636       $ 139,821
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

                         HALL, KINION & ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                         September 30,   September 24,    September 30,   September 24,
                                             2001            2000             2001            2000
                                         -------------   -------------    -------------   -------------
Net revenues:
  Contract services .................      $  33,578       $  59,891        $ 123,026       $ 165,529
  Permanent placement ...............          3,114          19,372           22,264          52,957
                                           ---------       ---------        ---------       ---------
Total net revenues ..................         36,692          79,263          145,290         218,486
Cost of contract services ...........         22,973          38,794           82,511         108,550
                                           ---------       ---------        ---------       ---------
Gross profit ........................         13,719          40,469           62,779         109,936
    Operating expenses ..............         19,623          33,673           76,167          92,343
    Impairment of long lived assets .              -               -           26,736               -
    Restructuring costs .............              -               -            5,426               -
                                           ---------       ---------        ---------       ---------
         Total operating expenses ...         19,623          33,673          108,329          92,343
                                           ---------       ---------        ---------       ---------
Income (loss)  from operations ......         (5,904)          6,796          (45,550)         17,593
Other income, net ...................            106             543            1,000             776
                                           ---------       ---------        ---------       ---------
Income (loss) before income taxes ...         (5,798)          7,339          (44,550)         18,369
Income tax benefit (expense) ........          2,330          (3,068)          13,477          (7,652)
                                           ---------       ---------        ---------       ---------
Net income (loss) ...................      $  (3,468)      $   4,271        $ (31,073)      $  10,717
                                           =========       =========        =========       =========
Net income (loss) per share:
    Basic ...........................      $   (0.26)      $    0.33        $   (2.36)      $    0.89
    Diluted .........................      $   (0.26)      $    0.30        $   (2.36)      $    0.82
Shares used in per share computation:
    Basic ...........................         13,144          13,088           13,179          12,071
    Diluted .........................         13,144          14,222           13,179          13,096

            See notes to condensed consolidated financial statements.

                         HALL, KINION & ASSOCIATES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                  Nine months ended
                                                                           September 30,      September 24,
                                                                               2001               2000
                                                                           -------------      -------------
Cash flows from operating activities:
  Net income (loss) ................................................          $(31,073)          $ 10,717
  Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
       Depreciation and amortization ...............................             3,525              3,275
       Deferred income taxes .......................................           (12,708)            (2,735)
       Interest on stockholder notes receivable ....................                 -               (178)
       Impairment of long lived assets .............................            26,736                  -
       Loss on sale of fixed assets ................................                 8                151
       Restructuring costs .........................................             1,891                  -
       Stockholders' note receivable forgiveness ...................             1,267                  -
       Changes in assets and liabilities:
          Accounts receivable ......................................            20,461            (21,081)
          Prepaid expenses and other assets ........................              (904)            (2,218)
          Accounts payable and accrued expenses ....................            (8,916)            12,451
          Income taxes payable .....................................            (3,257)             5,388
                                                                              --------           --------
             Net cash provided by (used for) operating activities ..            (2,970)             5,770
                                                                              --------           --------

Cash flows from investing activities:

  Purchase of property and equipment ...............................            (4,073)            (3,247)
  Purchase of investments ..........................................            (6,997)                14
  Cash paid for business acquisitions ..............................            (3,032)                 -
  Earnout payments relating to business acquisitions ...............            (2,883)            (2,259)
                                                                              --------           --------
             Net cash used for investing activities ................           (16,985)            (5,492)
                                                                              --------           --------
Cash flows from financing activities:

  Borrowing on debt ................................................                 -             15,548
  Notes payable repayments .........................................                 -            (29,548)
  Proceeds from exercise of options ................................               240              4,597
  Advance to broker for repurchase of common stock ................              (501)                 -
  Repurchase and cancellation of common stock ......................            (1,082)                 -
  Proceeds from sale of common stock, net of issuance costs ........                 -             39,110
  Stockholders notes receivable ....................................                 -              3,446
                                                                              --------           --------
             Net cash provided by (used for) financing activities ..            (1,343)            33,153
                                                                              --------           --------
Net increase (decrease) in cash and equivalents ....................           (21,298)            33,431
Cash and equivalents, beginning of period ..........................            42,692              1,191
                                                                              --------           --------
Cash and equivalents, end of period ................................          $ 21,394           $ 34,622
                                                                              ========           ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for -
       Income taxes ................................................          $  2,459           $  4,905
       Interest ....................................................          $     18           $    350

  Non cash investing and finance activities:
       Tax benefit related to stock options ........................          $     70           $  5,341


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

     The unaudited interim financial information as of September 30, 2001 and September 24, 2000 and for the three and nine months ended September 30, 2001 and September 24, 2000, have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals plus certain adjustments disclosed in notes 4 and 6) necessary for a fair presentation of this information. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

2. Comprehensive Income (Loss). Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires reporting by major components and as a single total, the change in the Company's net assets during the period from nonowner sources. For the nine months ended September 30, 2001 and September 24, 2000, the increase (decrease) in net assets from nonowner sources was ($12,000) and ($15,000), respectively, and comprehensive income
(loss) was ($31,085,000) and $10,702,000, respectively.

3. Stockholders' Equity. In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which bears interest at the Company's incremental rate of borrowing plus 1/8% per annum. An amended employment agreement was executed as of January 1, 2001, such that the loan term was extended to January 1, 2005 and 20% of the principal and accrued interest was forgiven on January 1, 2001, and an additional 20% will be forgiven each January 1, thereafter through January 1, 2005.

4. Restructuring Costs. During the first quarter ended April 1, 2001, the Company recorded $4,610,000 for charges associated with the Company's decision to restructure operations. In the second quarter ended July 1, 2001, the Company recorded an additional $816,000 for severance and other costs associated with the restructure of operations. The Company reviewed a number of factors including profitability, declining economic conditions and expected future cash flows. Based on the results of its review, the Company decided to close several offices and to reduce its current workforce. As of September 30, 2001 the Company has laid off approximately 289 people representing sales, sales support and administrative personnel relating to this restructuring plan. The remaining accrued restructuring costs are anticipated to be settled during the fiscal year 2001.

                                          Restructuring       Paid        Remaining
                                              Costs          To Date       Accrual
                                          -------------    ----------    ----------
Severance .............................    $1,733,000      $1,725,000    $    8,000
Lease terminations and other costs          1,927,000       1,052,000       875,000
                                           ----------      ----------    ----------
    Total .............................    $3,660,000      $2,777,000    $  883,000
                                           ----------      ----------    ----------
Impairment of property and equipment...     1,766,000
                                           ----------
    Total restructuring costs .........    $5,426,000
                                           ----------

5. Advance to Broker for Purchase of Common Stock. Pursuant to the stock repurchase plan approved by the Board of Directors any shares purchased under this plan must be cancelled. In September 2001, the Company purchased
133,000 shares of its own common stock for $753,000.

6. Goodwill and Other Intangible Asset Impairment. During the first quarter, the Company recorded an impairment charge of approximately $26.7 million to recognize the impairment of goodwill and other intangible assets associated with various acquisitions. The acquisitions that were written down were: TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. Economic and legislative conditions have caused these companies to experience a significant decrease in the demand for their services causing a decrease in revenues, cash flows, and expected future growth. In addition management decided to focus its efforts on our primary business. In analyzing these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquired companies in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of." Since the estimated future cash flows of the long-lived assets from each of these acquisitions were less than the carrying value of the related long-lived assets as of September 30, 2001, an impairment charge was recorded.

7. Business Segment Reporting. Under SFAS No. 131, the Company's operations were divided into two industry segments, Contracts Services and Permanent Placement Services. Operations in the Contract Services segment provides supplemental IT professionals on a contract basis. In a typical R&D contract, IT professionals are contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with its corporate clients.

   Management evaluates segment performance based primarily on segment revenues, cost of revenue and gross profit. The Company currently does not segregate the operations of its business segments by assets.

Continuing operations by business segments are as follows:

                              Three Months Ended                  Nine Months Ended
                       September 30,     September 24,    September 30,     September 24,
                           2001              2000             2001              2000
                       -------------     -------------    -------------     -------------
Contract Services:
  Net revenues .....    $ 33,578          $ 59,891          $123,026          $165,529
  Cost of revenues..      22,973            38,794            82,511           108,550
                        --------          --------          --------          --------
        Total ......    $ 10,605          $ 21,097          $ 40,515          $ 56,979
                        ========          ========          ========          ========
Permanent Placement:
  Net revenues .....    $  3,114          $ 19,372          $ 22,264          $ 52,957
  Cost of revenues..           -                 -                 -                 -
                        --------          --------          --------          --------
        Total ......    $  3,114          $ 19,372          $ 22,264          $ 52,957
                        ========          ========          ========          ========

Net revenues to unaffiliated customers by geographic areas are as follows:

                              Three Months Ended                  Nine Months Ended
                       September 30,     September 24,    September 30,     September 24,
                           2001              2000             2001              2000
                       -------------     -------------    -------------     -------------
United States ......    $ 36,177          $ 78,132          $143,096          $216,090
Europe .............         515             1,131             2,194             2,396
                        --------          --------          --------          --------
        Total ......    $ 36,692          $ 79,263          $145,290          $218,486
                        ========          ========          ========          ========

8. Recently Issued Accounting Pronouncements. On January 1, 2001 the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. There is no impact to the financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS 142, the Company will stop the amortization of goodwill with an expected net carrying value of $16.1 million at the date of adoption and annual amortization of $1.8 million that resulted from business combinations completed prior to the adoption of SFAS 141.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Hall Kinion will adopt SFAS No. 144 on January 1, 2002. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

9. Tender Offer. On July 26, 2001 the Company filed a final tender offer for the exchange of options to purchase shares of common stock with a par value of $.001 per share, and having an exercise price per share of $15.00 or more. The Company accepted for exchange options to purchase 992,870 shares of Common Stock. Subject to the terms and conditions of the Offer, the Company will grant options to purchase an aggregate of 943,227 shares of Common Stock in exchange for such tendered options in January 2002. The exercise price will be the fair market value of the underlying common stock at the date of grant in January 2002.

10. Subsequent Event. In the beginning of the fourth quarter of 2001, given the current economic conditions and the accelerated softening in the technical labor market, the Company announced an additional strategic reduction in workforce. The Company is planning on eliminating approximately 350 people or 55% of the global workforce and either close or consolidate a number of offices by the end of the fiscal year 2001. As part of this restructure plan the Company is anticipating incurring between $7 million and $10 million as additional restructuring costs. The restructuring costs relate to severance, office closures, disposition of assets, as well as other various related costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

     o   our business and growth strategies;

     o   the markets we serve;

     o   liquidity; and

     o   our efforts to increase brand awareness.

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

OVERVIEW

     We source and deliver the most critical component of the Internet economy--human capital. As a leading talent source for the growing Internet economy, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors of Internet technologies and, to a lesser extent, to users of intranets and extranets. We have 38 offices located in 24 geographic markets.

     Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 91.5% of our net revenues for the three months ended September 30, 2001, and 75.6% for the three months ended September 24, 2000. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 8.5% of our net revenues for the three months ended September 30, 2001, and 24.4% for the three months ended September 24, 2000. Our Contract Services group accounted for 84.7% of our net revenues for the nine months ended September 30, 2001 and 75.8% for the nine months ended September 24, 2000. Our Permanent Placement Services group accounted for 15.3% of our net revenues for the nine months ended September 30, 2001 and 24.2% for the nine months ended September 24, 2000. Our net revenues are derived principally from the hourly billings of our IT professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each IT professional candidate. The fee is typically structured as a percentage of the placed IT professional's first-year annual compensation. Permanent placement revenues are recognized when an IT professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

     For the first nine months of 2001, we reported a decrease in revenue, gross profit, and income. This decrease was primarily due to the current general economic slow -down. While no one customer represents greater than 10% of our total revenue, we do have a number of larger customers, some of whom have issued earnings warnings and delayed a number of their projects.

     Additionally, in the first quarter of 2001, we recorded an impairment charge of approximately $26.7 million to recognize the impairment of the goodwill and other intangibles associated with various acquisitions. We recognized an impairment of the goodwill associated with TKI Acquisition Corporation, Huntington Acquisition Corporation, IC Planet Acquisition Corporation, TKO Personnel, Inc, and Group - IPEX, Inc and other intangibles associated with IC Planet Acquisition Corporation. All of these acquisitions were completed in prior years, excluding IC Planet Acquisition Corporation, a software development company, acquired in February 2001 for $3.2 million. The IC Planet acquisition consisted of $3 million of intangible asset and $0.2 million of goodwill, all of which was deemed impaired in the first quarter of 2001. Economic and legislative changes have caused these acquired companies to experience a significant decrease in demand for their services and as a result, revenues, cash flows, and expected future growth rates have decreased. Due to these changes and our refocus on the core business of permanent and contract services, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquisitions in accordance with the Statement of Financial Accounting Standards "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Estimated future cash flows of these operations were less than the carrying value of the related goodwill and other intangibles, requiring an impairment charge to be recorded. As a result, we wrote down the remaining unamortized goodwill and other intangibles associated with these acquired companies to their net recoverable value.

    In the first quarter of fiscal 2001, we took a charge against earnings of $4.6 million associated with our restructuring plan and in the second quarter of fiscal 2001 we took an additional charge of $0.8 million, which incorporates a series of severance packages associated with layoffs, office closures, and disposition of assets. We reorganized the sales organization to better function in the current environment and position ourselves for future growth. Part of this includes merging our sales operations from our Contract Services and Permanent Services groups into a less hierarchical structure. This will enable our company to better identify new areas of growth and reduce the overlap of management. Year to date, accrued restructuring costs represent approximately $1.7 million for severance, $1.9 million for lease terminations and other costs, and $1.8 million for disposition of assets. As of September 30, 2001, we have disbursed approximately $2,777,000 relating to severance and disposition of assets, and closed offices. In these closed locations fixed assets were determined to have minimal salvage value and were disposed. We are continuing to execute the plan and expect the plan to be completed by the end of the fiscal year 2001.

     In the beginning of the fourth quarter of 2001, given the current economic conditions and the accelerated softening in the technical labor market, we announced an additional strategic reduction in our workforce. We are planning on eliminating approximately 350 people or 55% of our global workforce and either close or consolidate a number of our offices by the end of the fiscal year 2001. As part of this restructure plan we are anticipating incurring between $7 million and $10 million as additional restructuring costs. The restructuring costs relate to severance, office closures, disposition of assets, as well as other various related costs. We believe that for 2002, we will have the necessary resources to capitalize on growth opportunities when the economy recovers.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and September 24, 2000

     Net Revenues. Net revenues decreased 53.7% to $36.7 million for the three months ended September 30, 2001 from $79.3 million for the three months ended September 24, 2000. Net revenues from our Contract Services group decreased 43.9% to $33.6 million for the three months ended September 30, 2001, from $59.9 million for the three months ended September 24, 2000. Net revenues from our Permanent Placement Services group were $3.1 million for the three months ended September 30, 2001 and $19.4 million for the three months ended September 24, 2000, representing a decrease of 83.9%. Net revenues decreased 33.5% to $145.3 million for the nine months ended September 30, 2001, from $218.5 million for the nine months ended September 24, 2000. Net revenues from our Contract Services group decreased 25.7% to $123.0 million for the nine months ended September 30, 2001, from $165.5 million for the nine months ended September 24, 2000. Net revenues from our Permanent Placement Services group decreased 58.0% to $22.3 million for the nine months ended September 30, 2001, from $53.0 million for the nine months ended September 24, 2000. The decrease in net revenues was due primarily to the economic slowdown, which resulted in a decrease in the number of new assignments.

Gross Profit

     Gross Profit. Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, as there are no direct costs associated with such revenues. Gross profit decreased by 66.1% to $13.7 million for the three months ended September 30, 2001, from $40.5 million for the three months ended September 24, 2000. Total gross profit decreased by 42.9% to $62.8 million for the nine months ended September 30, 2001, from $109.9 million for the nine months ended September 24, 2000. This decrease was primarily attributable to a decrease in the number of assignments in the Contract Services group, and a decrease in demand for services from our Permanent Placement Services group.

Operating Expenses

     Operating Expenses. Operating expenses decreased by 41.7% to $19.6 million for the three months ended September 30, 2001, compared to $33.7 million for the three months ended September 24, 2000. The decrease is primarily a result of a decrease in compensation paid to employees due to the overall decrease in revenue. Operating expenses increased by 17.3% to $108.3 million for the nine months ended September 30, 2001, compared to $92.3 million for the nine months ended September 24, 2000. The increase is primarily a result of costs associated with impairment charges relating to goodwill and other intangibles, increase in bad debt reserve and restructuring charges. Operating expenses as a percentage of net revenues increased to 53.5% for the three months ended September 30, 2001, from 42.5% for the three months ended September 24, 2000. Operating expenses as a percentage of net revenues increased to 74.6% for the nine months ended September 30, 2001, from 42.3% for the nine months ended September 24, 2000. The increases resulted primarily from expenses associated with impairment charges relating to goodwill and other intangibles, employee costs, bad debt expense and restructuring costs relating to declining economic conditions and a decrease in revenue.

Other Income (Expense), Net

     Other Expense. Interest income decreased to $269,000 for the three months ended September 30, 2001, from $693,000 for the three months ended September 24, 2000. Interest income decreased to $1,120,000 for the nine months ended September 30, 2001, from $1,215,000 for the nine months ended September 24, 2000. The decrease in the third quarter interest income resulted from lower interest rates being earned on the proceeds from our secondary common stock offering in April 2000. Interest expense did not change for the three months ended September 30, 2001, compared to $8,000 for the three months ended September 24, 2000. Interest expense decreased to $18,000 for the nine months ended September 30, 2001, from $351,000 for the nine months ended September 24, 2000. The decrease in interest expense for the three and nine months ended September 30, 2001 was due to repayment of our debts with proceeds from the secondary offering in April 2000. Also included is a nominal amount relating to a mark to market loss on deferred compensation plan assets, rental income and expenses and various nonrecurring charges which amount to expense of $163,000 and $102,000 for the three and nine months ended September 30, 2001 and $9,000 and $63,000 for the three and nine months ended September 24, 2000.

Income Taxes

     Income Taxes. Our effective tax rate was 40.2% and 30.3% for the three and nine months ended September 30, 2001, compared to 41.8% and 41.7% for the three and nine months ended September 24, 2000. Our income tax rate varies from period to period due primarily to the net loss and the decrease in the amount of taxes owed.

Net Income (Loss)

     Net Income (Loss). Net income decreased to a loss of $3.5 million for the three months ended September 30, 2001, compared to income of $4.3 million for the three months ended September 24, 2000. Net income decreased to a loss of $31.1 million for the nine months ended September 30, 2001, compared to income of $10.7 million for the nine months ended September 24, 2000. We experienced a net loss for the three and nine months ended September 30, 2001, primarily due to lower revenues, impairment charges, increase in bad debt, and restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

     We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities used $3.0 million from operations for the nine months ended September 30, 2001, compared to providing $5.8 million for the nine months ended September 24, 2000. The decrease in operating cash flow is primarily due to fluctuations in net income and the components of working capital, primarily in deferred income taxes.

     The principal uses of cash for investing activities for the nine months ended September 30, 2001, were for investments with a maturity of greater than 90 days, purchase of property and equipment, an acquisition, and earnout payments relating to prior acquisitions. Purchases of property and equipment included upgrading our network and other technology systems. Given the current market conditions we decided to make investments in long term securities with guaranteed interest.

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

     Net cash used for financing activities for the nine months ended September 30, 2001, was $1,343,000, due primarily to the funding of the purchase and cancellation of our common stock and partially offset by the exercise of stock options.

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

-----------

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

          On November 1, 2001, we filed an 8-K announcing third quarter results for the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HALL, KINION & ASSOCIATES, INC.

Date:  November 14, 2001

                                       By:       /s/ Martin A. Kropelnicki
                                          --------------------------------------
                                          Martin A. Kropelnicki
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer)