Form 10-K
period 2001-12-30
HALL KINION & ASSOCIATES INC
filed 2002-03-25
CIK 1009657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22869

HALL, KINION & ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0337705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2570 North First Street, Suite 400, San Jose, CA 95131
(Address of principal executive offices)

(408) 895-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 20, 2002, there were outstanding 12,316,023 shares of the registrant’s Common Stock. The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on the Nasdaq Stock Market (National Market System) on March 20, 2002, was approximately $100,006,107.

Portions of the Registrant’s Proxy Statement for the annual meeting of shareholders to be held on May 8, 2002 are incorporated by reference in Part III. The Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997 is incorporated by reference in Part IV.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

•	our business and growth strategies;

•	the markets we serve;

•	liquidity; and

•	our efforts to increase brand awareness.

We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as “may”, “hope”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified information technology or “IT” professionals, changes in the general economic conditions of the North American markets, as well as the regional markets that the company operates in, changes in the relative mix between our contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into new vertical and geographic markets and the addition of offices, the structure and timing of acquisitions, changes in demand for IT professionals, and others listed under “Risk Factors”, elsewhere in this report, and in our other Securities and Exchange Commission filings.

We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

PART I

Item 1.    Business

Overview of the Company

Hall Kinion sources and delivers the most critical component of the technology industry—human capital. As a leading talent source for the technology industry, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors and users of technology. We believe we are well qualified to identify, screen and deliver the specific IT talent demanded by our clients because we have built thorough, long-term relationships with the vendors and users of technology and because we are successful at recruiting IT professionals with skills in leading edge technologies. Our clients include industry leaders such as Compaq, AT&T Wireless and IBM.

We believe that our key competitive advantage is our ability to successfully recruit the best and brightest IT professionals. We have developed this advantage by building client relationships with technology industry leaders and communicating these relationships to the IT professional community. Our clients offer our IT professionals what we believe is their primary career objective: the opportunity to work on leading edge assignments in technology. We began our company in Silicon Valley and have expanded our offices to additional markets with high concentrations of technology companies—the Silicon Valleys of the world.

Due to the economic conditions in 2001, the demand for our talent declined significantly in the technology industry, especially in Internet-related businesses. We responded by focusing our efforts towards four new vertical markets where our technology staffing skills were in higher demand: government services, banking and finance, medical technology and energy services. We have developed a scalable business model that helps us expand or contract in vertical or geographic markets, depending on our customers’ needs. The cornerstone of our model is the rapid delivery of talent to our clients. We recognize that our clients operate in a time-sensitive environment in which their success is directly tied to their ability to bring their technology products and services to market ahead of their competition. We build strong, direct relationships with our clients’ engineering managers in order to identify quickly their technology needs. We then actively network with the IT professional community and thoroughly search the Internet in order to identify the appropriate IT talent quickly.

Our Solution

Our objective is to provide efficient, high quality contract and permanent IT professional services to our target markets and to become the agent of choice for IT professionals. To meet this objective we:

•
Target market our services to the vendors and users of technology.    We believe that we will stay at the forefront of technological change and that we can continue to build on our already established reputation as a provider of leading edge technology professionals by directing our efforts toward serving technology providers and vendors of software and hardware, as well as technology users in other vertical market sectors. We recognize that providing leading edge technology talent is critical to serving our target markets, and that our best means of attracting talented IT professionals is to offer assignments that use their state-of-the-art talents at leading technology companies and assignments. As a result, we focus our marketing efforts on clients that have the highest sensitivity to product lifecycle and use leading edge technologies, which provides us with the opportunity for the greatest gross profit margins.

•
Provide rapid fulfillment to our delivery-sensitive client assignments.    We have designed our operating model to meet the time-sensitive needs of our clients. We develop strong relationships directly with engineering managers at our clients and build aggressive IT recruiting capabilities through the use of modern technologies such as Internet search, proprietary IT talent databases and cross-office intranet based communication. As a result, we believe we have developed an advantage in meeting the needs of our target market: assignments that place importance on speed of response and quality of talent but are not particularly price-sensitive.

•
Capitalize on our client base to attract and retain IT professionals.    Attracting and retaining qualified IT professionals is critical to our success. We believe that the most important motivators of IT professionals are working on leading edge technology assignments, flexible lifestyles and compensation. We have developed advantages in addressing the motivations of our professionals. The most important motivator is the opportunity for rewarding and challenging assignments. We provide leading edge technology assignments that match our IT professionals’ abilities, because we have focused on serving the vendors and users of technology. Conversely, we are able to meet the technology requirements of these companies, in great part, because we are able to attract the best and brightest IT talent. We also cater to the individual and family lifestyle demands of IT professionals by providing work assignments that may allow flexible working hours and telecommuting opportunities. We offer our IT professional employees an attractive compensation program that includes stock options and the opportunity to participate in benefit plans.

•
Build brand recognition.    We have implemented a strong brand recognition campaign as The Talent Source™, and adapted the campaign for various vertical markets with promotions designed to convey our image. Promotions have included live web casts and an auto racing sponsorship. We believe that our branding campaign gives us a competitive advantage in soliciting clients and recruiting IT talent and sales and sales support employees.

•
Create a corporate culture that attracts and retains sales and sales support employees.    We spend a great deal of time, energy and money recruiting our sales and sales support employees. We have created a performance-based culture, with an attitude of celebration that our employees find appealing and energizing. Our culture is embodied in our ongoing performance-rewarding traditions as well as our annual business planning convention and national awards trip, the highlight of the sales year at Hall Kinion. We believe that our culture has played a significant role in our ability to recruit and retain sales and sales support employees.

•
Deliver solid corporate support to our offices.    We deliver training, detailed performance reporting and IT support to each of our offices in order to promote a high level of service and consistency among our offices. Our support reaches every sales and sales support professional and provides them with the tools they need to increase productivity by communicating with, understanding, and meeting the requirements of both our clients and IT professionals.

Our Growth Strategy

Currently, our growth strategy is focused on internal growth and expansion into new vertical markets and service offerings. Key elements of our strategy include:

•
Internal growth.    Our sales and sales support employees, who are our key contacts with our clients and IT professionals, directly impact our ability to generate revenues. We constantly monitor the productivity of our offices and sales employees who are given incentives to provide year-over-year and sequential quarterly revenue growth, and to perform to their budget at the revenue, gross profit and earnings before interest and income taxes levels. We have been successful in recruiting and retaining sales and sales support personnel and have 357 sales and sales support employees at the end of 2001. Sales and sales support professionals receive sales training and targeted technology training during their initial orientation and throughout their careers with Hall Kinion. As our employees are promoted, they receive additional training in these areas, as well as in management and budgeting.

•
Diversifying into new vertical markets.    In 2001, we have focused our efforts into four new vertical markets where our technology services have been well received. Government services, banking and finance, medical technology and energy services accounted for approximately 20% of our new placements in 2001.

•	Diversifying into new service offerings. In 2001, we created the Accounting and Finance Division to offer new services to existing clients and new companies outside our traditional markets.

As the economy improves, or as conditions warrant, we will continue to employ our other growth strategies, including:

•
Opening additional offices in our current geographic markets.    We believe that by growing our presence in current geographic markets we substantially increase our opportunities for successful pairing of our IT talent with our clients’ technology needs. As a result, new offices in existing geographic markets typically reach profitability earlier than the initial office we build in new markets. We also believe that the addition of new offices enhances the growth of existing offices in the same geographic market. We believe that there are opportunities for additional growth in each of our existing geographic markets.

•
Opening additional offices in the Silicon Valleys of the world.    Our geographic growth is focused on markets where there is a large concentration of high technology companies and skilled IT professionals. At December 30, 2001, we have 31 offices in 22 geographic markets, including Silicon Valley, Austin, Texas and Tyson’s Corner, Virginia. We believe that by focusing our geographic growth on the Silicon Valleys of the world, we are able to rapidly build our new offices to the critical mass required to achieve profitability in a new market.

•
Acquiring complementary businesses.    We also have grown our business through selected acquisitions of complementary businesses. We continue to explore additional acquisition opportunities, particularly those that provide us with new technology and technology practices and added strength in vertical market or service offerings and new geographic presences.

Our Operating & Sales Model

We provide IT talent to our clients through our Contract Services group, that delivers IT professionals on a short-term contract basis, and through our Permanent Placement Services group that sources, qualifies, and delivers IT professionals for direct hire by our clients.

Contract Services Group

Our Contract Services group employs two types of sales and sales support employees that have complementary roles in the rapid and high quality delivery of our contract services: account managers and technical recruiting agents. As of December 30, 2001, we employed 230 sales and sales support employees, including branch managers, sales directors, and sales vice presidents, in the Contract Services group.

Account Managers.    Our account managers are responsible for marketing our contract services. Account managers build and manage relationships with our clients. We provide them with training in the latest technologies so that they can understand our clients’ rapidly changing technology needs and identify opportunities for assignments that utilize the expertise of our IT professionals. We believe that as the economy stabilizes, there will be opportunities for additional growth in all of our geographic markets, and we anticipate continued hiring of qualified account managers to target additional technology companies.

Technical Recruiting Agents.    Our technical recruiting agents are responsible for sourcing, qualifying, and representing our IT professionals. Our technical recruiting agents build relationships with our IT professionals and understand their technical expertise. A technical recruiting agent’s success depends upon his or her ability to source qualified IT professionals quickly as client assignments arise. By participating in technology user groups, continually searching the Internet for qualified IT professionals, and building a database of IT professionals, our technical recruiting agents can match IT professionals to leading edge technology assignments for our clients. By acting as the advocate for the IT professional, our technical recruiting agents are continually assisting us in growing and maintaining a high quality talent pool of technical candidates.

Permanent Placement Services Group

Our Permanent Placement Services group employs sales and sales support personnel whose primary role is the rapid and high quality delivery of permanent placement IT professionals. As of December 30, 2001, we employed 127 sales and sales support employees, including branch managers, sales directors, and sales vice presidents, in the Permanent Placement Services group.

Recruiters.    Our recruiters are responsible for marketing our permanent placement services to our target market, and sourcing, qualifying and placing IT professionals for direct hire by our clients. Our recruiters also build and manage relationships with our clients and receive training to provide them with the skills necessary to assess our clients’ rapidly changing technology needs. We task our recruiters with sourcing IT professionals and matching their skills and career objectives with employment opportunities at technology companies.

Branch Managers, Sales Directors, & Sales Vice Presidents

We employ branch managers, sales directors and sales vice presidents, to oversee all sales activities. Our branch managers are responsible for managing daily production, coordinating the account manager/technical recruiting agent partnerships and recruiter relationships, as well as hiring and developing sales teams. Branch managers are given incentives to meet revenue and gross profit objectives within pricing guidelines determined at the executive level. Branch managers also solicit and develop client opportunities, such as pursuing regional and national accounts. We primarily promote our branch managers from within the company, providing an established career path for our sales and sales support employees.

Our sales directors and vice presidents manage all branch managers in their geographic territory. They implement and actively support our corporate culture of performance, achievement and the celebration of individual and team successes. Branch managers and sales vice presidents rely on sales budgets that are developed at the office level, and consolidated at the vice president levels. Sales vice presidents are given incentives to provide year-over-year and sequential quarterly revenue growth, and to perform to their budget at the revenue, gross profit and earnings before interest and income taxes levels. Our budget provides statistical metrics that help our branch managers and sales vice presidents make decisions regarding the timing of expansion or contraction within their existing geographic markets and into new vertical and geographic markets.

Our Corporate Support Services

We provide centralized sales training, management and financial reporting services, and information technology services at the corporate level to support our offices.

Corporate Training

We provide scheduled training courses to our sales and sales support personnel and their managers to foster a strong sales environment and to promote successful sales and management practices. Training includes curricula in sales and marketing, management, evolving technologies and budgeting and financial planning. In addition, periodic courses in best practice theories are presented at each office.

Management and Financial Reporting

Our financial operations are primarily supported by a PeopleSoft ERP package implemented in 1999. We use various modules of PeopleSoft to track weekly, monthly, and quarterly performance at every level of operations. Our sales and sales support professionals, branch managers and vice presidents use information provided by PeopleSoft to assist in decisions on fine tuning operations. We believe that our decentralized business model coupled with these performance metrics provides a sound framework for making daily operating decisions. We also regularly produce market analyses highlighting trends in our performance and our market place to help guide our company-wide strategic decision making.

Information Technology Services

We provide the tools necessary for our employees to deliver our services with the speed demanded by our clients. In 2001, we implemented the WebPAS software application which is designed to match candidates to open Hall Kinion customer job positions. WebPAS captures key information about a candidate’s skills and matches the candidate’s skills precisely to the customer job requirements thereby improving the accuracy of matching while reducing the time it takes to place a suitable candidate with the customer. Through our subsidiary, ICPlanet, we are developing software to extend the functionality of WebPas to a public Internet site, permitting candidates to respond to our customer’s job postings. IT talent sourcing and communication with clients and among offices via the Internet are critical to our business model. In addition, we utilize several other Internet-related tools and encourage employees to use the latest Internet applications such as Headhunter.com and Dice.com, to better serve our clients. At the core of our connectivity strategy is independent Internet access for all employees, a corporate wide intranet and shared access to our proprietary database of IT talent.

Clients

Our target market is vendors and users of leading edge technologies. In 2001, 42% of our new assignments were with technology companies. We expanded into new vertical markets in 2001 and 20% of new assignments were provided to clients in government services, banking and finance, medical technology and energy services.

We focus on companies requiring IT professionals for leading edge technology applications. Our assignments typically place an individual or a small group of skilled professionals and, as a result, we have minimal client concentration. In 2001, no client accounted for more than 5% of our net revenues and our top ten clients and indirect clients accounted for approximately 17% of our net revenues. Our top ten clients to whom we directly provided services in 2001 were:

• Compaq Corporation • AT&T Wireless • Wells Fargo Bank • IBM Global Services • American Express	• Santa Clara Valley Water District • Alstom Esca • Dynegy • Dendrite International • Osram-Sylvania

In addition, in 2001, we subcontracted our services through other technical staffing service companies to significant clients such as: Verizon, Hewlett Packard, LSI, Aspect, Maxtor, Synopsys and BEA.

Technologies Served

We traditionally have supplied a significant percentage of our talent to help our clients develop the next generation of technology services and products. As a result, we have kept abreast of the latest technology trends and have been able to evolve the skill set of our IT professionals to meet the demands of our leading edge technology clients. The following technologies are a representative sample of the software development skills that our IT professionals currently use in client assignments:

• UML	• .Net (C#)
• J2EE (Java)	• Open Source (Linux, Apache, etc.)
• Core Web Technologies (SOAP, XML, XML-RPC, XSLT, etc.)	• Web Application Servers (websphere, weblogic, etc.)
• Databases (Oracle, DB2, SQL Server, etc.)	• ERP/CRM/Analytics (Siebel, Oracle, Peoplesoft, SAP, etc.)

Employees

As of December 30, 2001, 833 of our IT professionals were providing contract services to our clients. This number included 696 employees and 137 subcontractors. Our sales, sales support and administrative and accounting staff at December 30, 2001, consisted of 446 full-time employees, of whom 357 were sales and sales support personnel and 89 were administrative and accounting personnel. We are not a party to any collective bargaining agreements covering any employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

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

The recruitment of qualified IT professionals is also highly competitive. We compete for IT professionals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and our clients. We may not be able to recruit and retain sufficient numbers of qualified IT professionals successfully.

Facilities

Our principal executive offices are currently located in San Jose, California and occupy an aggregate of approximately 15,198 square feet of office space pursuant to a lease that expires in January 2005. We also lease or sublease office space for our operations in Austin, Dallas and Houston, Texas; Capitola, Dublin, Larkspur, Mountain View, San Jose, San Mateo and Sacramento, California; Boston, Massachusetts; Chicago, Illinois; Denver and Boulder, Colorado; London, England; New York, New York; Trumbull, Connecticut; Atlanta, Georgia; Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; Iselin, New Jersey; Tyson’s Corner, Virginia; Minneapolis, Minnesota; Bellevue and Seattle, Washington; and Tokyo, Japan. In addition, we own a training facility located in Park City, Utah.

Corporate History

We were incorporated in California in 1991. We reincorporated in Delaware in June 1997 and completed the initial public offering of our common stock in August 1997. We have grown from a single office in 1993 to 31 offices in 22 geographic markets, as of December 30, 2001.

RISK FACTORS

You should consider these risk factors when you read forward-looking statements elsewhere in this report and before you make an investment decision on our stock. You can identify forward-looking statements by terms such as “may”, “hope”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. They are subject to a number of risks and uncertainties, including the risks described in this section and those described in “Special Note Regarding Forward-Looking Statements”.

An inability to hire and retain a sufficient number of qualified IT professionals with the extensive knowledge of hardware, software and networking technologies required by our clients would negatively impact our business, operating results and financial condition.

Our future success depends on our ability to attract and retain qualified IT professionals with the technical skills and experience necessary to meet our clients’ requirements for technical personnel. We may not be able to attract and retain qualified IT professionals in sufficient numbers in the future. Furthermore, IT professionals typically provide services on an assignment-by-assignment basis and can terminate an assignment with us at any time. We compete for these individuals with other providers of technical staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and our clients. Many of the IT professionals who work with us also work with our competitors from time to time. IT professionals currently working on projects for us may choose to work for competitors on future assignments. Our net revenues in any period are related, among other factors, to the number of IT professionals we have on staff and engaged on assignments. If we were unable to hire or retain a sufficient number of such personnel, our business, operating results and financial condition would be materially adversely affected.

Any decrease in demand for our services would have a material negative impact on our business, operating results and financial condition.

We have derived most of our revenues from projects involving the hardware, software and networking industries. In 2001, there was an economic slowdown which led to a slowdown in the rate of innovation in these industries or general reduction in demand for personnel with expertise in leading hardware, software or networking technologies. It reduced the demand for our services. Reduction in demand for our services had a material negative impact on our business, operating results and financial condition in 2001. Our expenses for salaried IT professionals are relatively fixed in the short term, and we generally cannot reduce expenses quickly in response to decreased demand for our services.

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

Persons with expertise in hardware, software and networking technologies that would otherwise use our services may increasingly contract directly with technology companies. The proliferation of job sites on the Internet may allow these individuals to find employment opportunities without using our services. Demand for our services may not increase or remain at historical levels. Any decrease in demand for our services would have a material negative impact on our business, operating results and financial condition.

Our business, operating results and financial condition could be negatively impacted if demand for our services in any new geographic markets we enter is less than we anticipate, if our new offices are not profitable in a timely manner or if we fail to hire qualified employees.

Our growth depends in part on our ability to enter new vertical or geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

•	develop, recruit and maintain a base of qualified IT professionals within a new geographic market;

•	initiate, develop and sustain corporate client relationships in each new vertical or geographic market;

•	attract, hire, integrate and retain qualified sales and sales support employees; and

•	accurately assess the demand of a new market.

The addition of offices and entry into new geographic markets may not occur on a timely basis or achieve anticipated financial results. The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. In 2001, we opened a location in Amsterdam, The Netherlands to expand in continental Europe. However, due to less than anticipated results, we closed the office and terminated operations as part of a restructuring.

Our quarterly operating results may fluctuate, which could cause the price of our stock to decline.

Our quarterly operating results have in the past and may in the future fluctuate significantly depending on a number of factors, including, but not limited to:

•	the availability of qualified IT professionals;

•	changes in the demand for IT professionals;

•	the hiring rate and the productivity of our sales and sales support personnel;

•	departures or temporary absences of key sales and sales support personnel;

•	changes in the relative mix between our contract services revenues and our permanent placement services revenues;

•	changes in the prices we are able to charge for our services;

•	the timing and rate of entry into new vertical or geographic markets and the addition or closure of offices in existing geographic markets;

•	the structure and timing of acquisitions of complementary businesses; and

•	general economic factors.

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

We have recently experienced a period of rapid decline in operations. We made corresponding reductions in headcount and offices to manage costs. The reductions in headcount have placed and will continue to place significant demands upon our management and other resources. Our net revenues decreased 41.4% from $296.5 million in 2000 to $173.8 million in 2001 while sales and administrative headcount decreased 51.5% from 920 employees at the end of 2000 to 446 employees at the end of 2001. Our ability to manage future growth effectively will require us to hire additional management personnel and expand our operational, financial and other internal systems. We may not be able to hire additional qualified management personnel. Our current personnel, systems, procedures and controls may not be adequate to support our future operations. A failure to manage our growth effectively could have a material negative effect on our business, operating results and financial condition.

Our permanent placement business is difficult to forecast and is highly sensitive to changes in the employment rate, and a decline in our permanent placement business would cause a decline in our revenue, gross profit and net income.

Our permanent placement business has declined significantly in 2001 and can be expected to continue to fluctuate significantly in the future. We provide permanent placement services on an assignment-by-assignment basis, which clients can terminate at any time, and existing clients may not continue to use our services at historical levels. A decline in our permanent placement business will result in a decrease in our net revenues. More importantly, gross profit for our permanent placement services group is essentially equal to permanent placement net revenues, as there are no direct costs associated with such revenues. Therefore, a decline in our permanent placement business would result in a decrease in our gross profit margins and net income.

Failure to manage and integrate acquisitions properly could adversely affect our business, operating results and financial condition.

A component of our growth strategy is the acquisition of complementary businesses. In order to implement this strategy successfully, we have to:

•	identify suitable acquisition candidates;

•	obtain requisite financing;

•	acquire the candidates on suitable terms; and

•	integrate their operations successfully with ours.

We may not be able to identify suitable acquisition candidates, and we may not be able to acquire candidates on suitable terms. Moreover, other providers of IT professional services are also competing for acquisition candidates, which could result in an increase in the price of acquisition candidates and a diminished pool of candidates available for acquisition. Acquisitions also involve a number of other risks, including:

•	negative effects on our reported operating results from increases in interest and other acquisition-related expenses or impairment of goodwill;

•	the diversion of management’s attention;

•	the integration of any acquired business, which may result in significant integration-related expenses;

•	the departure of key personnel at the acquired business; and

•	uncertainty that an acquired business will achieve anticipated revenues and earnings.

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

We are dependent on our sales and sales support personnel to maintain revenue levels and increase our revenue growth.

We generate our net revenues when our sales and sales support personnel successfully match our IT professionals with our clients’ needs. Sales and sales support personnel headcount decreased 54.7% from 788 employees at the end of 2000 to 357 employees at the end of 2001. Experienced sales and sales support personnel have left our company in the past. In the future, we expect departures of experienced sales and sales support personnel from time to time. We may need to hire additional, productive sales and sales support personnel in order to maintain revenue levels and increase our revenue growth. We may not be able to attract or retain productive sales and sales support personnel. If we are unable to attract and retain productive sales and sales support personnel in a cost-effective manner, it could negatively impact our net revenues and profitability.

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

Our principal stockholders, Brenda C. Rhodes and Todd J. Kinion, beneficially owned a total of approximately 13.5% of our outstanding shares of common stock at December 30, 2001. As a result, these stockholders as a group will be able to exercise substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of our company and may discourage third parties from attempting to do so.

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

Item 2.    Properties

Our principal executive offices are currently located in San Jose, California and occupy an aggregate of approximately 15,198 square feet of office space pursuant to a lease that expires in January 2005. We also lease or sublease office space for our operations in Austin, Dallas and Houston, Texas; Capitola, Dublin, Mountain View, San Mateo, Larkspur and Sacramento, California; Boston, Massachusetts; Chicago, Illinois; Denver and Boulder, Colorado; London, England; New York, New York; Trumbull, Connecticut; Atlanta, Georgia; Phoenix, Arizona; Portland, Oregon; Raleigh, North Carolina; Salt Lake City, Utah; Iselin, New Jersey; Tyson’s Corner, Virginia; Minneapolis, Minnesota; Bellevue and Seattle, Washington; and Tokyo, Japan. In addition, we own a training facility located in Park City, Utah.

Item 3.    Legal Proceedings

We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is listed for trading on the NASDAQ, National Market System under the symbol HAKI. On December 30, 2001, there were approximately 48 holders of record of the Common Stock.

The table below sets forth the high and low sales prices per share as reported on the NASDAQ (National Market System) for the fiscal years ended December 30, 2001 and December 31, 2000.

	Sales Price
Fiscal year ended December 30, 2001	High	Low
4th quarter ended December 30, 2001	$8.97	$4.64
3rd quarter ended September 30, 2001	$8.41	$4.85
2nd quarter ended July 1, 2001	$10.25	$5.59
1st quarter ended April 1, 2001	$21.00	$5.50

Fiscal year ended December 31, 2000	High	Low
4th quarter ended December 31, 2000	$29.88	$16.00
3rd quarter ended September 24,2000	$45.88	$26.50
2nd quarter ended June 25, 2000	$30.00	$20.19
1st quarter ended March 26, 2000	$30.00	$16.88

No cash dividends were paid in 2001, 2000 or 1999. We, as we deem appropriate, may continue to retain all earnings for use in our business or may consider paying a dividend in the future. We cannot currently issue dividends without acquiring bank consent prior to issuance.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of result of future operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$173,836	$296,491	$180,749	$124,132	$92,831
Cost of contract services	100,834	147,539	96,502	69,066	54,769

Gross profit	73,002	148,952	84,247	55,066	38,062

Operating Expenses:
Selling, general and administrative expenses	96,820	125,493	70,732	47,284	33,689
Impairment of goodwill and other intangible assets	26,736	—	—	—	—
Restructuring costs	17,048	—	—	—	—

Income (loss) from operations	(67,602)	23,459	13,515	7,782	4,373
Other income (expense), net	1,181	1,615	(477)	(51)	(127)

Income (loss) before income taxes	(66,421)	25,074	13,038	7,731	4,246
Income taxes (benefit)	(20,809)	10,464	5,382	3,325	1,737

Net income (loss)	$(45,612)	$14,610	$7,656	$4,406	$2,509

Income (loss) per share:
Basic	$(3.48)	$1.18	$0.75	$0.47	$0.34

Diluted	$(3.48)	$1.10	$0.71	$0.43	$0.25

Weighted Average Common Shares Outstanding:
Basic	13,121	12,357	10,155	9,439	7,339
Diluted	13,121	13,267	10,716	10,342	9,907

Consolidated Balance Sheet Data:
Working capital	$36,721	$64,819	$15,560	$7,808	$19,390
Total assets	89,459	139,821	76,554	55,976	42,440
Long term liabilities	6,470	209	14,161	1,083	2,549
Stockholders’ equity	64,781	110,762	43,969	37,902	31,530

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The discussion in this section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Additional information relating to forward-looking statements is included in this report under the caption Special Note Regarding Forward-Looking Statements.

Overview

We source and deliver the most critical component of the technology industry—human capital. As a leading talent source for the technology industry, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors and users of technology. We have 31 offices located in 22 geographic markets. Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for approximately 86.0% of our net revenues in 2001, 76.0% of our net revenues in 2000 and 80.5% in 1999. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for approximately 14.0% of our net revenues in 2001, 24.0% in 2000 and 19.5% in 1999.

Our net revenues are derived principally from the hourly billings of our IT professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each IT professional candidate. The fee is typically structured as a percentage of the placed IT professional’s first-year annual compensation. Permanent placement revenues are recognized when an IT professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

As a result of current general economic slowdown, we reported a decrease in revenue, gross profit, and income in 2001. While no one customer represents greater than 5% of our total revenue, we do have a number of larger customers, some of which have issued earnings warnings and delayed a number of their projects.

Due to these economic conditions, net revenues decreased to $173.8 million in 2001 from $296.5 million in 2000, representing a 41.4% decrease. Over this same period, we decreased, through restructuring or attrition, the number of sales, sales support and administrative employees to 446 individuals in 22 geographic markets from 920 individuals in 25 geographic markets at the end of 2000, representing a 51.5% decrease in headcount. The number of revenue producing sales and sales support employees included in the overall headcount decreased to 357 at the end of 2001 from 788 at the end of 2000, a 54.7% decrease. The restructuring of operations and the write-down due to impairment of goodwill and other intangible assets associated with a number of acquisitions resulted in substantial increases in our operating expenses. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may continue to experience a material adverse impact on our business, operating results, and financial condition.

Based on the results of our ongoing reviews, we decided in 2001 to close several offices, reduce our workforce, and restructure the organizational management and operations. In 2001, a number of our customers experienced serious cash flow constraints, causing us concern regarding the collectability of our accounts receivable. Bankruptcies, company closures, and delinquencies have resulted in a direct accounts receivable write off of $12.8 million, of which $10.7 million was considered to be in excess of our historical write-off levels. In addition, we increased our bad debt reserve by $1.8 million. Historically, bad debt write-offs have generally not exceeded 1.25% of revenue and in 2000 and 1999 we recorded write-offs of $0.8 and $0.7 million, respectively.

While we believe that the remaining current balances are collectible, economic conditions are still a cause for concern and we will continue to analyze the collectability of our accounts receivable.

In July 2001 we completed a Tender Offer to exchange outstanding options to purchase shares of common stock having an exercise price per share of $15.00 or more for new options at current market price. Employee options to purchase 993,000 shares of common stock at an average price of $24.12 were cancelled as of July 19, 2001 and new option grants to purchase 768,000 shares, equivalent to 95% of the shares represented by the continuing options tendered, were issued at $8.21 per share on January 22, 2002.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: reserves and estimates for adjustments to the timing and realization of permanent placement services revenue, allowances for doubtful accounts receivable, and the valuation of net deferred tax assets, and the impairment of property and equipment, and goodwill.

Reserves and estimates for adjustments to the timing and realization of permanent placement services revenue—Revenues for permanent placement services are recognized upon the commencement of employment or upon the completion of services rendered based on contractual obligation. However, permanent placement revenue is subject to contractual guarantees and commitments as to the acceptance by both the candidate and the client of employment terms and timing. Therefore, we establish reserves for potential guarantee issues, refunds or other adjustments that may arise. The estimates and reserves are based on reported commencement dates and historical rates of adjustments and are reviewed for adequacy periodically. While management believes it can make reliable estimates for potential losses in revenue, permanent placement services are highly sensitive to changes in the employment rate and other economic conditions. It is possible that these estimates will change in the near future and the actual amounts could vary materially from our estimates and significantly impact revenues and operating results.

Allowances for doubtful accounts receivable—We establish allowances for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. During 2001, we reported a direct accounts receivable write-off of $12.8 million resulting from bankruptcies, company closures and delinquencies of payment of accounts receivable.

Valuation of net deferred tax assets—The carrying value of our net deferred tax assets assumes that the company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and assumptions change in the future, additional taxes or valuation allowances may be required to adjust the carrying value, resulting in additional tax expense. Management evaluates the realizability and net carrying value of the deferred tax assets quarterly.

Impairment of property and equipment, and goodwill—The carrying value of property and equipment and the recoverability of goodwill are based on assumptions regarding estimated future cash flows and other factors. If these assumptions and estimates change in the future, additional expense may be recorded to reflect the impairment of these assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we will be required to analyze goodwill for impairment issues by June 2002 and on a periodic basis thereafter. During 2001, we reported reductions in carrying value of property and equipment of $4.0 million in connection with restructuring of operations and impairment of goodwill and other intangibles of $26.7 million.

Results of Operations

The following table sets forth, the results of operations as a percentage of net revenues for the periods shown (in millions, except for percentage amounts):

	Fiscal Year Ended(1)
	2001	2000	1999
Net revenues:
Contract services	86.0%	76.0%	80.5%
Permanent placement services	14.0	24.0	19.5

Total net revenues	100.0	100.0	100.0
Cost of contract services	58.0	49.8	53.4

Gross profit(2)	42.0	50.2	46.6

Operating expenses:
Selling, general and administrative expenses	55.7	42.3	39.1
Impairment of goodwill and other intangible assets	15.4	—	—
Restructuring costs	9.8	—	—

Income (loss) from operations	(38.9)	7.9	7.5
Other income/(expenses)	.7	0.5	(0.3)

Income (loss) before taxes	(38.2)	8.4	7.2
Income tax provision (benefit)	(12.0)	3.5	3.0

Net income (loss)	(26.2)%	4.9%	4.2%

(1)	Our fiscal year ends on the last Sunday of December.
(2)	Gross profit for contract services as a percentage of net contract service revenues was 32.6% in 2001, 34.5% in 2000 and 33.6% in 1999.

Fiscal Year Ended December 30, 2001 Compared to Fiscal Year Ended December 31, 2000

Net Revenues.    Net revenues decreased 41.4% to $173.8 million in 2001 from $296.5 million in 2000. Net revenues from our Contract Services group decreased 33.6% to $149.5 million in 2001 from $225.3 million in 2000. Net revenues from our Permanent Placement Services group were $24.3 million in 2001 and $71.2 million in 2000, representing a decrease of 65.8%. The decrease in net revenues in 2001 was due primarily to an economic slowdown. Our revenue producing sales and sales support employee headcount decreased throughout the year to 357 as of the end of 2001 from 788 as of the end of 2000, a 54.7% decrease. Our IT professional headcount decreased to 833 at the end of 2001 from 1,397 at the end of 2000, a 40.4% decrease.

Gross Profit.    Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues as there are no direct costs associated with such revenues. Gross profit decreased by 51.0% to $73.0 million for 2001 from $149.0 million for 2000. This decrease was primarily attributable to economic conditions which resulted in a decrease in demand for services, a decrease in the number of assignments, and a slight decrease in average billing rates. Gross profit as a percentage of net revenues decreased to 42.0% for 2001 from 50.2% for 2000. This decrease was due primarily to a decrease in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Services group, decreased slightly to 32.6% for 2001 from 34.5% for 2000. This decrease was primarily due to the economic pressure on pricing in our Contract Services group.

Operating Expenses.    Operating expenses consist primarily of employee costs, office leases, depreciation and amortization, advertising and marketing expenses, and in 2001, include impairment of goodwill and other assets related to acquisitions, restructuring costs, and write-off of accounts receivable in excess of historical write-off levels. Operating expenses increased by 12.0% to $140.6 million for 2001 compared to $125.5 million for 2000. Operating expenses as a percentage of net revenues increased to 80.9% for 2001, from 42.3% for 2000. The increases resulted primarily from restructuring costs, write-off of impaired goodwill and other assets related to acquisitions, increased bad debt expense, offset by reductions in sales bonuses and commissions and related payroll taxes.

Other Expense.    Interest income decreased to $1.3 million for 2001 from $2.1 million for 2000. The decrease in interest income resulted primarily from a decline in cash and equivalents and short term investments that were utilized to fund operations and to the decline in interest rates. Interest expense decreased to $24,000 for 2001 compared to $361,000 for 2000. The decrease in interest expense reflected the repayment of debt.

Income Taxes.    Our effective income tax rate was 31.3% for 2001 compared to 41.8% for 2000. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Income (Loss).    The net loss for 2001 was $45.6 million compared to net income of $14.6 million for 2000. Net income (loss) as a percentage of net revenues was (26.2)% for 2001 compared to 4.9% for 2000.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 26, 1999

Net Revenues.    Net revenues increased 64.1% to $296.5 million in 2000 from $180.7 million in 1999. Net revenues from our Contract Services group increased 54.9% to $225.3 million in 2000 from $145.4 million in 1999. Net revenues from our Permanent Placement Services group were $71.2 million in 2000 and $35.3 million in 1999, representing an increase of 101.5%. The increase in net revenues in 2000 was due primarily to growth in existing offices and the addition of new offices. Our revenue producing sales employee headcount increased throughout the year reaching 715 as of the end of 2000 from 558 as of the end of 1999, a 28.1% increase. Our IT professional headcount decreased to 1,397 at the end of 2000 from 1,427 at the end of 1999, a 2.1% decrease.

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

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities used cash of $3.4 million in 2001 and generated cash of $16.3 million in 2000. Cash used in our operating activities for 2001 was primarily due to operating losses offset by certain non-cash items, including restructuring costs and the impairment of intangibles.

The principal uses of cash for investing activities for 2001 were for investments, the purchase and earnout payments relating to business acquisitions, and the purchase of property and equipment.

We have a $14 million revolving credit facility that expires in October 2002. As discussed in Note 11 to the consolidated financial statements, we have no availability under the credit facility as of December 30, 2001.

Net cash used for financing activities for 2001 was $4.7 million, due primarily to the funds advanced for and repurchases of common stock, partially offset by the proceeds from the exercise of stock options.

At December 30, 2001 cash and cash equivalents were $15.5 million. We believe that our cash balances will be sufficient to meet our cash requirements for at least twelve months.

Recently Issued Financial Accounting Standards

•
In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement was effective for our fiscal year ending in December 2000, and will not be applied retroactively to the financial statements of prior periods. We have not engaged in any transactions requiring the use of SFAS No. 133, accordingly SFAS No. 133 has no effect on our financial statements.

•
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 in fiscal year 2002 and ceased the amortization of goodwill with a net carrying value of $15.5 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. In respect to SFAS Nos.141 and 142, we have not yet performed the impairment test required by the standard.

•
In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 in fiscal year 2002. We have not completed the evaluation of the effects, if any, of adopting FAS 144.

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

Interest Rate Risk.    As of December 30, 2001, we have $15.5 million in cash and cash equivalents and $8.2 million in other investments that are invested in the highest rated commercial paper and money market funds. If short-term interest rates were to decrease 10 percent, the decrease would not have a material impact on our net income or cash flows. We do not hedge any interest rate exposures. Historically, borrowings and repayments under our revolving line of credit facilities represented the most significant components of cash provided by or used for financing activities. However, we are not in compliance with all of the terms of the agreement as of December 30, 2001. As a result, no borrowings are available.

Foreign Currency Exchange Rate Risk.    The United Kingdom pound is the functional currency in our subsidiary in the United Kingdom and the Japanese yen is the functional currency in our branch office in Japan. We do not currently enter into foreign exchange forward contracts to hedge the balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the United Kingdom pound and Japanese yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rate at December 30, 2001, the fair value of these foreign currency amounts would decline by an immaterial amount.

Item 8.    Financial Statements and Supplementary Data

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and equivalents	$15,488	$42,692
Short term investments	8,200	—
Accounts receivable, net of allowance for doubtful accounts of $3,176 in 2001 and $3,455 in 2000	12,705	43,143
Prepaid expenses and other current assets	5,706	2,653
Income taxes receivable	7,664	—
Deferred income taxes	5,166	3,675

Total current assets	54,929	92,163
Property and equipment, net	8,798	11,783
Goodwill, net	15,478	35,096
Deferred income taxes and other assets	10,254	779

Total assets	$89,459	$139,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,125	$7,314
Accrued salaries, commissions and related payroll taxes	6,447	11,428
Accrued liabilities	4,485	5,584
Reserve for restructuring costs	4,151	—
Income taxes payable	—	3,018

Total current liabilities	18,208	27,344

Commitments and Contingencies (Note 11)

Accrued compensation and deferred rent (Note 10)	1,310	209
Deferred income taxes	—	1,506
Reserve for non-current restructuring costs	5,160	—

Total liabilities	24,678	29,059

Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 2001–12,952; 2000–13,179	85,804	87,207
Stockholder notes receivable	(1,200)	(2,267)
Accumulated and other comprehensive loss	(105)	(72)
Retained earnings (accumulated deficit)	(19,718)	25,894

Total stockholders’ equity	64,781	110,762

Total liabilities and stockholders’ equity	$89,459	$139,821

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended
	December 30, 2001	December 31, 2000	December 26, 1999
Net revenues:
Contract services	$149,515	$225,323	$145,425
Permanent placement	24,321	71,168	35,324

Total net revenues	173,836	296,491	180,749
Cost of contract services	100,834	147,539	96,502

Gross profit	73,002	148,952	84,247
Operating expenses:
Selling, general and administrative expenses	96,820	125,493	70,732
Impairment of goodwill and other intangible assets	26,736	—	—
Restructuring costs	17,048	—	—

Income (loss) from operations	(67,602)	23,459	13,515

Other income (expense):
Interest income	1,300	2,116	263
Interest expense and other	(119)	(501)	(740)

Total other income (expense), net	1,181	1,615	(477)

Income (loss) before income taxes	(66,421)	25,074	13,038
Income tax provision (benefit)	(20,809)	10,464	5,382

Net income (loss)	$(45,612)	$14,610	$7,656

Net income (loss) per share:
Basic	$(3.48)	$1.18	$0.75
Diluted	$(3.48)	$1.10	$0.71

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended
	December 30, 2001	December 31, 2000	December 26, 1999
Net income (loss)	$(45,612)	$14,610	$7,656
Change in accumulated translation adjustment	(28)	(73)	(4)
Unrealized loss on investments, net of deferred taxes of $3	(5)	—	—

Net comprehensive income (loss)	$(45,645)	$14,537	$7,652

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Stockholder Notes Receivable	Accumulated and Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
BALANCES as of December 27, 1998	9,536	$34,269	$—	$5	$3,628	$37,902
Exercise of stock options	930	3,457	—	—	—	3,457
Tax benefit related to stock options	—	457	—	—	—	457
Notes to stockholders	—	—	(5,274)	—	—	(5,274)
Interest on stockholder notes receivable	—	—	(225)	—	—	(225)
Accumulated translation adjustment	—	—	—	(4)	—	(4)
Net income	—	—	—	—	7,656	7,656

BALANCES as of December 26, 1999	10,466	38,183	(5,499)	1	11,284	43,969
Exercise of stock options	725	4,724	—	—	—	4,724
Secondary stock offering	1,988	39,079	—	—	—	39,079
Tax benefit related to stock options	—	5,221	—	—	—	5,221
Repayments of notes from stockholders	—	—	3,446	—	—	3,446
Interest on stockholder notes receivable	—	—	(214)	—	—	(214)
Accumulated translation adjustment	—	—	—	(73)	—	(73)
Net income	—	—	—	—	14,610	14,610

BALANCES as of December 31, 2000	13,179	87,207	(2,267)	(72)	25,894	110,762
Exercise of stock options	73	334	—	—	—	334
Tax benefit related to stock options	—	98	—	—	—	98
Repurchase of common stock	(300)	(1,835)	—	—	—	(1,835)
Forgiveness of stockholder note receivable	—	—	1,067	—	—	1,067
Accumulated translation adjustment and other comprehensive income	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(45,612)	(45,612)

Balances as of December 30, 2001	12,952	$85,804	$(1,200)	$(105)	$(19,718)	$64,781

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 30, 2001	December 31, 2000	December 26, 1999
Cash flows from operating activities:
Net income (loss)	$(45,612)	$14,610	$7,656
Adjustments to reconcile to net cash provided by (used for) operating activities:
Depreciation and amortization	4,868	4,588	2,905
Deferred income taxes	(12,387)	(1,910)	262
Interest on stockholder notes receivable	—	(145)	(225)
Loss (gain) on sale of fixed assets	(8)	255	42
Impairment of goodwill and other intangible assets	26,736	—	—
Non-cash restructuring costs	3,973	—	—
Stockholder’s note receivable forgiveness	1,067	—	—
Changes in assets and liabilities:
Accounts receivable	30,438	(15,156)	(9,425)
Prepaid expenses and other	(32)	(1,645)	(509)
Accounts payable and accrued expenses	(1,830)	10,120	2,133
Income taxes payable (receivable)	(10,584)	5,551	2,451

Net cash provided by (used for) operating activities	(3,371)	16,268	5,290

Cash flows from investing activities:
Sale of investments	25,581	—	—
Purchase of investments	(33,680)	—	—
Purchase of property and equipment	(5,078)	(5,757)	(5,641)
Cash paid for business acquisitions	(3,032)	—	(7,190)
Earnout payments related to business acquisitions	(2,883)	(2,259)	(753)

Net cash used for investing activities	(19,092)	(8,016)	(13,584)

Cash flows from financing activities:
Borrowing on debt	—	15,548	18,349
Repayments of debt	—	(29,548)	(10,129)
Proceeds from sale of common stock, net	—	39,079	—
Proceeds from exercise of options	334	4,724	3,457
Repurchase and cancellation of common stock, including $3,240 in transit at December 30, 2001	(5,075)	—	—
Repayment (issuance) of stockholder notes receivable	—	3,446	(5,274)

Net cash provided by (used for) financing activities	(4,741)	33,249	6,403

Net increase (decrease) in cash and equivalents	(27,204)	41,501	(1,891)
Cash and equivalents, beginning of period	42,692	1,191	3,082

Cash and equivalents, end of period	$15,488	$42,692	$1,191

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND DECEMBER 26, 1999

Note 1.    Business and Significant Accounting Policies

Business.    Hall, Kinion & Associates, Inc. (the Company) is an information technology staffing company specializing in placing high technology personnel on both a contract and permanent basis.

Fiscal Year.    The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2001 and 1999 consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain Significant Risks and Uncertainties.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable and certain accruals and restructuring costs. Actual results could differ from those estimates.

The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: ability to obtain additional financing, regulatory changes, uncertainty relating to the performance of the U.S. economy, competition, demand for the Company’s services, litigation or other claims against the Company, and the hiring, training and retention of key employees.

The Company’s financial instruments that are exposed to credit risk are primarily cash and equivalents and accounts receivable. The Company places its cash with what it believes are high credit quality financial institutions. In granting credit, the Company routinely evaluates the financial strength of its customers.

Cash and Equivalents.    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting primarily of money market funds and bank accounts, are stated at a cost which approximates fair value.

Investments.    Short term investments consist of corporate debt and equity securities. Corporate debt securities mature between three and twelve months. All of our debt and marketable securities are classified as available-for-sale. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss), net of any related effect.

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to twenty-five years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

Goodwill.    Goodwill, representing the cost in excess of the fair value of net assets acquired in acquisitions, was amortized on a straight-line basis over 30 to 40 years prior to December 30, 2001. For the years ended December 30, 2001, December 31, 2000 and December 26, 1999, amortization expense was $740,000, $1,080,000 and $930,000, respectively. The Company evaluates the recoverability of goodwill on a quarterly basis based upon estimated future cash flows. In 2001, the Company considered certain goodwill to be impaired as explained in Note 3.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition.    Revenue from contract placements is recognized as services are performed. Revenue from permanent placement contracts is recognized either upon commencement of employment or upon completion of services rendered based on contractual obligation.

Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach of accounting for income taxes.

Stock-Based Compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employee, and its related FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25 (“FIN No. 44”)).

Net Income (Loss) Per Share.    Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if convertible securities and contracts to issue common stock were converted or exercised into common stock.

A reconciliation of basic weighted average common stock shares to diluted weighted average common shares follows (in thousands):

	Years Ended
	December 30, 2001	December 31, 2000	December 26, 1999
Basic weighted average common shares outstanding	13,121	12,357	10,155
Stock options	—	910	561

Diluted weighted average shares outstanding	13,121	13,267	10,716

Reclassifications.    Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Financial Accounting Standards

SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement, as amended, was effective for our fiscal year ended December 30, 2001. We have not engaged in any transactions requiring the use of SFAS No. 133, accordingly SFAS No. 133 has no effect on our financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 in fiscal year 2002 and ceased the amortization of goodwill with a net carrying value of $15.5 million that resulted from business combinations completed prior to the adoption of SFAS No. 141. In respect to SFAS Nos.141 and 142, we have not yet performed the impairment test required by the standard.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Hall Kinion adopted SFAS No. 144 in fiscal year 2002. We have not completed the evaluation of the effects, if any, of adopting FAS 144.

Note 2.    Acquisitions

In February 2001, the Company acquired substantially all of the assets of ICPlanet (ICP) for $5.0 million, including $3.0 million in cash and $2.0 million of liabilities assumed. The purchase price of $5.0 million was allocated to intangible assets of $3.0 million and goodwill of $2.0 million. Of the total purchase price, $2.5 million was paid in cash and the remainder was placed in an escrow fund for one year. The acquisition was accounted for as a purchase. ICP is a software development company, based in Novato, California. The acquisition of ICP had no material impact on the results of operations in 2001, except for the subsequent impairment of ICP’s goodwill and intangible asset as explained in Note 3.

The Company has made a number of acquisitions in prior years, including TKI Acquisition Corporation, Huntington Acquisition Corporation, Interactive Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. In connection with these acquisitions, certain earn-out payments are being made for up to four years after acquisition upon the achievement of certain revenue, gross margin and operating income goals. Earnout payments made in 2001, 2000 and 1999 were: $2,883,000, $2,259,000 and $753,000, respectively. There are no future contractual obligations to make earn-out payments in connection with these acquisitions.

Note 3.    Goodwill and Other Intangible Assets Impairment

During the first quarter of 2001, the Company recorded an impairment charge of approximately $26.7 million to recognize the impairment of goodwill and other intangible assets associated with various acquisitions. The acquisitions that were written off were: TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. Economic and legislative conditions have caused these companies to experience a significant decrease in the demand for their services causing a decrease in revenues, cash flows, and expected future growth. In analyzing these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquired companies in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed Of. Since the estimated future cash flows of the long-lived assets from each of these acquisitions were less than the carrying value of the related long-lived assets, an impairment charge was recorded.

Note 4.    Short-Term Investments

Short-term investments consist of corporate debt and equity securities. Corporate debt securities mature between three and twelve months. All of our debt and marketable equity securities are classified as available-for-sale. These securities are carried at fair value with unrealized gains and losses reported as a component of shareholders’ equity. As of December 31, 2000, there were no short term investments.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 30, 2001, short term investments consists of (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Commercial paper	$25,980	$6	$25,986
Corporate equity securities	5	—	5

Total available for sale investments	25,985	6	25,991
Less amounts classified as cash equivalents	(17,791)	—	(17,791)

Total short term investments	$8,194	$6	$8,200

Note 5.    Property and Equipment

Property and equipment, net consists of (in thousands):

	December 30, 2001	December 31, 2000
Property and equipment	$12,644	$14,509
Land and building	2,100	2,100
Leasehold improvements	2,302	1,916

	17,046	18,525
Accumulated depreciation and amortization	(8,248)	(6,742)

	$8,798	$11,783

Note 6.    Restructuring Costs

During the quarter ended April 1, 2001, the Company recorded $4,610,000 for charges associated with the Company’s decision to restructure operations. In the quarter ended July 1, 2001, the Company recorded an additional $816,000 for severance and other costs associated with the restructure of operations. In the quarter ended December 30, 2001, the Company recorded an additional $11,622,000 for severance and other costs associated with the restructure of operations. The Company reviewed a number of factors including profitability, declining economic conditions and expected future cash flows. Based on the results of its review, the Company decided to close several offices, reduce its current workforce and dispose of goodwill and other intangible assets. The remaining accrued restructuring costs are anticipated to be paid out during the fiscal year 2002, except for the rental payments related to long-term facility leases of $5,160,000 that require settlement in 2003 and beyond and are reserved as non-current restructuring costs.

	Restructuring Costs	Paid To Date	Remaining Accrual
Severance	$3,614,000	$2,350,000	$1,264,000
Lease terminations and other costs	9,461,000	1,414,000	8,047,000

Total	13,075,000	$3,764,000	$9,311,000

Impairment of property and equipment	3,973,000

Total restructuring costs	$17,048,000

Note 7.    Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering substantially all employees with at least 90 days of continuous service. Employees may contribute up to 15% of their eligible compensation to the maximum amount

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowed by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may match employee contributions. In February 1998, the Board of Directors approved a nonqualified deferred compensation plan for officers and key employees. At the discretion of the Board of Directors, the Company may match contributions. The Company did not make any matching contributions in 2001, 2000 and 1999.

Note 8.    Stockholders’ Equity

Capital Stock—The Company is authorized to issue 110,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Stockholder Notes Receivable—In January 1999, the Company loaned Brenda C. Rhodes, Chief Executive Officer, $2,000,000, which bears interest at the Company’s incremental rate of borrowing plus 1/8% per annum, compounded monthly. This loan was secured by 1,000,000 shares of the Company’s Common Stock pledged by Ms. Rhodes. The principal balance of this note, together with accrued interest was due and payable January 25, 2002. In January 2001, in connection with a revision of Ms. Rhodes’ employment agreement, the note was amended to extend the term to January 1, 2005 and to provide, annually, beginning on January 1, 2001, that 20% of the principal amount plus accrued interest shall be forgiven, so that on January 1, 2005, no amounts will be due or owing. The amended note is secured by 433,000 shares of the Company’s Common Stock pledged by Ms. Rhodes. Of the total amount, $1,067,000 was recorded as loan forgiveness in 2001, including principal of $400,000 and interest of $267,000 forgiven on January 1, 2001 and principal of $400,000 to be forgiven on January 1, 2002. The rate of interest for the fiscal year ended December 30, 2001 was 6.7%.

On April 15, 1999, the Company made two loans for an aggregate of $3,274,000 to Paul H. Bartlett, former President, to enable Mr. Bartlett to pay the exercise price and income taxes associated with his exercise of an option to purchase 750,000 shares of common stock at an exercise price of $4.00 per share. The loans were repaid in June 2000.

Stock Options— In July 2001 the Company completed a Tender Offer to exchange outstanding options to purchase shares of common stock having an exercise price per share of $15.00 or more for new options at current market price. Employee options to purchase 993,000 shares of common stock at an average price of $24.12 were cancelled as of July 19, 2001 and new option grants to purchase 768,000, equivalent to 95% of the shares represented by the continuing options tendered, were issued at $8.21 per share on January 22, 2002.

The Company’s 1997 Stock Option Plan (the Plan), as amended, authorizes the issuance of up to 3,759,000 shares of common stock pursuant to incentive or nonqualified stock options granted under the Plan to key employees, non-employees, directors and consultants who provide services to the Company. The Plan also allows an automatic annual authorization for an additional number of shares equal to 3.0% of the number of shares of Common Stock outstanding on the first day of each calendar year. Under the Plan, options generally are granted at fair market value at the date of grant as determined by the Board of Directors. Such options vest over periods ranging from two to five years and expire up to ten years from the grant date.

The Company’s IT Professional Stock Option Plan (the IT Professional Plan) was adopted by the Board of Directors in May 1997. The Company has authorized 983,000 shares of Common Stock for issuance under the IT Professional Plan, and an additional number of shares equal to 1.5% of the number of shares of Common Stock outstanding on the first day of each calendar year is automatically added to this authorization each year pursuant to the terms of the IT Professional Plan. At December 30, 2001, 774,000 shares of Common Stock were available for issuance under the IT Professional Plan. Under the IT Professional Plan, independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no less than 85% of the fair market value of such shares on the grant date, however, to date, none have been granted. Options under the IT Professional Plan are generally vested based upon the tenure of the IT Professional and expire ten years from grant date.

The Company’s Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors in May 23, 1997. A total of 150,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Employees will be eligible to participate if they are employed by the Company for more than 20 hours per week and have been employed for at least ninety days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s cash compensation, nor more than 1,000 shares per participant on any purchase date. The purchase price of stock under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period or on the purchase date. The Board may amend or terminate the Purchase Plan immediately after the close of any purchase date. As of December 30, 2001, the Company has not implemented the Purchase Plan.

The Company’s 2000 Stock Option Plan (the 2000 Plan) adopted by the Board of Directors, authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to nonqualified stock options granted under the 2000 Plan to key employees who provide services to the Company. Under the 2000 Plan, options generally are granted at fair market value at the date of the grant as determined by the Board of Directors. Such options vest over five years and expire up to ten years from the grant date.

Activity under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 27, 1998	2,418,000	$6.54
Granted (weighted average fair value* of $1.92 per share)	868,000	$8.21
Canceled	(252,000)	$9.35
Exercised	(930,000)	$3.71

Balance, December 26, 1999	2,104,000	$8.12
Granted (weighted average fair value* of $4.22 per share)	1,828,000	$25.44
Canceled	(320,000)	$12.92
Exercised	(724,000)	$6.52

Balance, December 31, 2000	2,888,000	$18.95
Granted (weighted average fair value* of $6.46 per share)	640,000	$10.09
Canceled	(1,783,000)	$21.47
Exercised	(74,000)	$4.60

Balance, December 30, 2001	1,671,000	$13.48

*	As computed under SFAS No. 123

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of December 30, 2001 is as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.300–$ 5.969	315,000	7.73	$5.11	106,000	$3.80
$ 6.000–$10.000	639,000	7.39	$7.67	323,000	$8.01
$10.500–$19.750	170,000	7.80	$15.82	82,000	$14.24
$19.813–$23.984	498,000	8.10	$23.68	224,000	$23.54
$24.063–$34.188	44,000	8.48	$29.82	17,000	$28.01
$41.125–$41.125	5,000	8.55	$41.13	1,000	$41.13

$ 0.300–$41.125	1,671,000	7.74	$13.48	753,000	$13.21

At December 30, 2001, 2,892,000 shares of common stock were available for future option grants under all Plans. As of December 31, 2000 and December 26, 1999 the number of shares of common stock underlying exercisable options were 572,000 and 998,000, respectively, with a weighted average exercise price of $8.83 and $7.24 per share, respectively.

Additional Stock Plan Information—As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements, as the options exercise price is not less than the fair market value of the underlying common stock at date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option price models, even though models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: Expected life following vesting was 15 months in 2001, 14 months in 2000 and 16 months in 1999; Volatility was 92.3% in 2001, 78.0% in 2000, and 61.9% in 1999; Risk free interest rates were 3.8% in 2001, 6.7% in 2000, and 5.5% in 1999. There were no dividends during the expected term.

The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair value of the 2001, 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) and pro forma diluted net income (loss) per share would have been $(59,455,000), $(4.53) per share, $8,313,000, $0.63 per share and $3,278,000, $0.32 per share, in 2001, 2000, and 1999, respectively. The pro forma net loss in 2001 includes charges totaling $12,443,000 for the acceleration of the recognition of deferred compensation for unvested shares cancelled due to the Tender Offer.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended
	December 30, 2001	December 31, 2000	December 26, 1999
	(in thousands)
Current:
Federal	$(8,182)	$9,557	$4,230
State	(240)	2,817	890

	(8,422)	12,374	5,120

Deferred:
Federal	(9,947)	(1,477)	200
State	(2,440)	(433)	62

	(12,387)	(1,910)	262

	$(20,809)	$10,464	$5,382

The Company’s effective tax rate differs from the federal statutory rate as follows:

	2001	2000	1999
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income tax taxes, net of federal benefit	2.6	6.1	6.1
Amortization of impaired goodwill	(6.4)	—	—
Other items, net	.1	0.7	.2

	31.3%	41.8%	41.3%

The components of deferred income taxes are as follows:

	December 30, 2001	December 31, 2000
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,026	$1,356
Accrued expenses	8,584	2,319
Net operating loss and other credit carryforwards	5,163	—
Other	(217)	—

Total deferred tax assets	14,556	3,675

Deferred tax liabilities:
Depreciation and amortization	—	841
Accrued acquisition liabilities	—	665

Total deferred tax liabilities	—	1,506

Net deferred income taxes	$14,556	$2,169

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Accrued Compensation and Deferred Rent

Accrued compensation and deferred rent (in thousands):

	December 30, 2001	December 31, 2000
Accrued compensation	$1,050	$—
Deferred rent	260	209

	$1,310	$209

Accrued compensation represents amounts contractually obligated to be paid to Brenda C. Rhodes, Chief Executive Officer, as described in her employment agreement.

Note 11.    Commitments and Contingencies

Credit Facility—The Company has a $14 million revolving credit facility that expires in October 2002. No amounts were outstanding under the credit facility as of December 30, 2001. The interest rate is the lower of the lender’s prime rate (4.75% at December 30, 2001), or LIBOR plus 1.75% and borrowings are secured by substantially all of the Company’s assets. At December 30, 2001, the Company was not in compliance with all of the required ratios. As a result, no borrowings are available.

Lease Commitments—The Company leases its office facilities under various non-cancellable operating leases, which expire through 2007. Rent expense included in operating expenses for 2001, 2000 and 1999 was approximately $5,155,000, $4,688,000 and $3,089,000, respectively. Future minimum payments under all operating leases are as follows:

Fiscal years ending (in thousands):
2002	$5,630
2003	4,772
2004	3,473
2005	1,414
2006	549
Thereafter	298

$16,136

The Company has entered into sublease agreements for certain facilities. Expected future sublease income is: 2002, $152,000; 2003, $157,000; 2004, $119,000; and 2005, $53,000.

Contingencies—The Company is party to various legal actions in the course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s financial position or results of operations.

Note 12.    Related Party Transactions

During 2001 the Company entered into a sponsorship agreement with BayPac Racing, Inc. BayPac Racing, Inc. owns three racing automobiles and is owned by Ms. Rhodes’ husband. For the year ending December 30,

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, the Company paid BayPac Racing, Inc. a total of $560,000. Of the consideration paid to BayPac Racing during fiscal year 2001, $250,000 was an installment payment for the continuation of the sponsorship agreement through 2002. The remainder of $310,000 paid to BayPac Racing was in exchange for sponsorship of BayPac Racing in sixteen races that occurred throughout four states during 2001. The events are used by the Company as a marketing vehicle to entertain existing and potential clients.

Note 13.    Supplemental Disclosure of Cash Flow Information

The following provides additional information concerning supplemental disclosures of cash flow activities:

	Years Ended
	December 30, 2001	December 31, 2000	December 26, 1999
	(in thousands)
Cash paid during the period for:
Income taxes	$2,348	$6,759	$2,083
Interest	24	361	689
Noncash investing and financing activities:
Business acquisition:
Goodwill	2,000	—	—
Liabilities	(2,000)	—	—
Tax benefit related to stock options	98	5,221	457
Accrued interest on debt	—	—	723

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Business Segment Reporting

The Company’s operations were divided into two industry segments, Contract Services and Permanent Placement Services. Operations in the Contract Services segment provide supplemental IT professionals on a contract basis. In a typical R&D contract, an IT professional is contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with its corporate clients. The Company currently does not segregate the operations of its business segments by assets.

Management evaluates segment performance based primarily on segment revenues, cost of revenues, and gross profit. Continuing operations by business segment are as follows:

	Net Revenues	Cost of Contract Services	Gross Profit
	(in thousands)
Year ended December 30, 2001
Contract Services	$149,515	$100,834	$48,681
Permanent Placement	24,321	—	24,321

Total	$173,836	$100,834	$73,002

Year ended December 31, 2000
Contract Services	$225,323	$147,539	$77,784
Permanent Placement	71,168	—	71,168

Total	$296,491	$147,539	$148,952

Year ended December 26, 1999
Contract Services	$145,425	$96,502	$48,923
Permanent Placement	35,324	—	35,324

Total	$180,749	$96,502	$84,247

Net revenues to unaffiliated customers by geographic area are as follows:

	Years Ended
	December 30, 2001	December 31, 2000	December 26, 1999
	(in thousands)
United States	$171,388	$293,045	$178,791
Other	2,448	3,446	1,958

Total	$173,836	$296,491	$180,749

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15.    Quarterly Financial Data (Unaudited)

The following tabulation shows certain quarterly financial data for 2001 and 2000:

	Quarter
2001	1	2	3	4
	(in thousands, except per share amounts)
Total net revenues	$60,911	$47,688	$36,692	$28,545
Gross profit	28,242	20,819	13,719	10,222
Loss before income taxes	(36,777)	(1,974)	(5,798)	(21,872)
Net loss	(26,400)	(1,204)	(3,468)	(14,540)
Net loss per share—Basic	(2.00)	(0.09)	(0.26)	(1.13)
Net loss per share—Diluted	(2.00)	(0.09)	(0.26)	(1.13)

During 2001, operating results includes restructuring costs of: Quarter 1, $4,610,000, Quarter 2, $816,000 and Quarter 4, $11,622,000.

	Quarter
2000	1	2	3	4
	(in thousands, except per share amounts)
Total net revenues	$61,580	$77,644	$79,263	$78,004
Gross profit	29,563	39,904	40,469	39,016
Income before income taxes	4,537	6,493	7,339	6,705
Net income	2,654	3,791	4,271	3,894
Net income per share—Basic	0.25	0.30	0.33	0.30
Net income per share—Diluted	0.23	0.28	0.30	0.29

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc.

We have audited the accompanying consolidated balance sheets of Hall, Kinion & Associates, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hall, Kinion & Associates, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE, LLP

San Jose, California
February 1, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The information required by Items 10 through 13 of Part III is incorporated by reference from the registrant’s Proxy Statement, under the captions Nomination and Election of Directors, Beneficial Stock Ownership, Compensation of Directors, Compensation of Executive Officers and Compensation Committee Interlocks and Insider Participation of Insider Participation and Certain Transactions, which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held on May 8, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Page
Consolidated balance sheets at December 30, 2001 and December 31, 2000	22
Consolidated statements of operations for the years ended December 30, 2001, December 31, 2000 and December 26, 1999	23
Consolidated statements of comprehensive income (loss) for the years ended December 30, 2001, December 31, 2000 and December 26,1999	23
Consolidated statements of stockholders’ equity for the years ended December 30, 2001, December 31, 2000 and December 26,1999	24
Consolidated statements of cash flows for the years ended December 30, 2001, December 31, 2000 and December 26,1999	25
Notes to consolidated financial statements	26
Selected quarterly financial data for the years ended December 30, 2001 and December 31, 2000 are set forth in Note 15—Quarterly Financial Data (Unaudited) included in Item 8 of this report	37
Independent Auditors’ Report	38

(a)  2.  Financial Statement Schedules

Independent Auditors’ Report on Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

(a)  3.  Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997.

4.2(1)	Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein.

4.3(1)	Specimen Common Stock certificate.

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.

10.2(1)	The Registrant’s 1997 Stock Option Plan.

10.3(1)	The Registrant’s Employee Stock Purchase Plan.

10.4
Credit Agreement, Revolving Line of Credit Note and Term Note, dated August 11, 1999, between the Registrant and Wells Fargo Bank, National Association; Modification to Credit Agreement and Revolving Line of Credit Note, dated September 15, 2001.

10.5(1)	Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

10.6(2)	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes.

10.7(2)	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant.

10.8(3)	The Registrant’s 2000 Stock Option Plan.

10.9(4)	The Registrant’s E2 Equity Edge Cash Equity Plan.

21.1(2)	Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997(File No. 333-28365).
(2)	Incorporated by Reference to the Registrant’s Report on Form 10-Q, filed August 15, 2001 (File No. 000-22869).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000 (File No. 333-39026).
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K, filed March 27, 2001 (File No. 000-22869).

(b)  Reports on Form 8-K.

During the quarter ended December 30, 2001, the Registrant filed a Current Report on Form 8-K dated December 21, 2001 reporting under Items 5 and 7 the Registrant’s preliminary fourth quarter financial results for the quarter ended December 30, 2001 and the Registrant filed a Current Report on Form 8-K dated November 1, 2001, reporting under Items 5 and 7 the Registrant’s third quarter financial results for the quarter ended September 30, 2001.

(c)  Exhibits.

See Item 14(a)(3) above.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc:

We have audited the consolidated financial statements of Hall, Kinion & Associates, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and for each of the three years in the period ended December 30, 2001, and have issued our report thereon dated February 1, 2002 included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of Hall, Kinion & Associates, Inc. listed in Item 14(a)(2) of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California
February 1, 2002

SCHEDULE II

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-off of Uncollectible Accounts	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 26, 1999	$1,083	$1,106	—	$(689)	$1,500
Year ended December 31, 2000	1,500	2,725	—	(770)	3,455
Year ended December 30, 2001	3,455	12,492	—	(12,771)	3,176

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

Date: March 25, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date:	March 25, 2002	By:	/s/ BRENDA C. RHODES
Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)

Date:	March 25, 2002	By:	/s/ JON H. ROWBERRY
Director

Date:	March 25, 2002	By:	/s/ TODD J . KINION
Director

Date:	March 25, 2002	By:	/s/ JACK F. JENKINS-STARK
Director

Date:	March 25, 2002	By:	/s/ HERBERT I. FINKELMAN
Director

Date:	March 25, 2002	By:	/s/ MICHAEL S. STEIN
Director

Date:	March 25, 2002	By:	/s/ MARTIN A. KROPELNICKI
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997.

4.2(1)	Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein.

4.3(1)	Specimen Common Stock certificate.

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.

10.2(1)	The Registrant’s 1997 Stock Option Plan.

10.3(1)	The Registrant’s Employee Stock Purchase Plan.

10.4
Credit Agreement, Revolving Line of Credit Note and Term Note, dated August 11, 1999, between the Registrant and Wells Fargo Bank, National Association; Modification to Credit Agreement and Revolving Line of Credit Note, dated September 15, 2001.

10.5(1)	Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

10.6(2)	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes.

10.7(2)	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant.

10.8(3)	The Registrant’s 2000 Stock Option Plan.

10.9(4)	The Registrant’s E2 Equity Edge Cash Equity Plan.

21.1(2)	Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997 (File No. 333-28365).
(2)	Incorporated by Reference to the Registrant’s Report on Form 10-Q, filed August 15, 2001 (File No. 000-22869).
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000 (File No. 333-39026).
(4)	Incorporated by reference to the Registrant’s Report on Form 10-K, filed March 27, 2001 (File No. 000-22869).