Form 10-Q
period 2002-03-31
HALL KINION & ASSOCIATES INC
filed 2002-05-08
CIK 1009657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0-22869

HALL, KINION & ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0337705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2570 North First Street, Suite 400 San Jose, California	95131
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (408) 895-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2002: 12,336,202 shares of common stock.

HALL, KINION & ASSOCIATES, INC.
FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2002	December 30, 2001(1)
ASSETS
Current Assets:
Cash and equivalents	$26,027	$15,488
Short term investments	—	8,200
Accounts receivable, net of allowance for doubtful accounts of $3,279 at March 31,2002 and $3,176 at December 30, 2001.	12,398	12,705
Prepaid expenses and other current assets	2,183	5,706
Income taxes receivable	1,998	7,664
Deferred income taxes	4,943	5,166

Total current assets	47,549	54,929
Property and equipment, net	8,321	8,798
Goodwill, net	15,478	15,478
Deferred income taxes and other assets	9,882	10,254

Total assets	$81,230	$89,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,264	$3,125
Accrued salaries, commissions and related payroll taxes	6,035	6,447
Accrued liabilities	4,077	4,485
Reserve for restructuring costs	5,550	4,151

Total current liabilities	17,926	18,208

Accrued compensation and deferred rent	1,319	1,310
Reserve for non-current restructuring costs	2,627	5,160

Total liabilities	21,872	24,678

Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized;
shares issued and outstanding: 12,316 at March 31, 2002
and 12,952 at December 30, 2001	82,660	85,804
Stockholder notes receivable	(1,100)	(1,200)
Accumulated and other comprehensive loss	(104)	(105)
Accumulated deficit	(22,098)	(19,718)

Total stockholders’ equity	59,358	64,781

Total liabilities and stockholders’ equity	$81,230	$89,459

(1)	December 30, 2001 Balance Sheet has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31, 2002	April 1, 2001
Net revenues:
Contract services	$23,126	$49,127
Permanent placement	1,351	11,784

Total net revenues	24,477	60,911
Cost of contract services	16,157	32,669

Gross profit	8,320	28,242

Operating expenses:
Selling, general and administrative	12,500	34,308
Impairment of goodwill and other intangible assets	—	26,736
Restructuring costs	—	4,610

Total operating expenses	12,500	65,654

Loss from operations	(4,180)	(37,412)
Other income, net	167	635

Loss before income taxes	(4,013)	(36,777)
Income tax benefit	(1,633)	(10,377)

Net loss	$(2,380)	$(26,400)

Net loss per share:
Basic	$(0.19)	$(2.00)
Diluted	$(0.19)	$(2.00)

Shares used in per share computation:
Basic	12,320	13,190
Diluted	12,320	13,190

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2002	April 1, 2001
Cash flows from operating activities:
Net loss	$(2,380)	$(26,400)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	938	1,329
Deferred income taxes	541	(10,108)
Impairment of goodwill and other intangible assets	—	26,736
Non-cash restructuring costs	—	1,891
Stockholder note receivable forgiveness	100	1,067
Changes in assets and liabilities:
Accounts receivable	307	10,039
Prepaid expenses and other assets	348	(995)
Accounts payable and accrued expenses	(2,806)	(3,990)
Income taxes receivable	5,665	(1,888)

Net cash provided by (used for) operating activities	2,713	(2,319)

Cash flows from investing activities:
Maturity of investments	8,200	—
Purchase of property and equipment	(461)	(1,970)
Loss on sale of property and equipment	—	8
Cash paid for business acquisitions	—	(3,032)
Earnout payments relating to business acquisitions	—	(2,883)

Net cash provided by (used for)investing activities	7,739	(7,877)

Cash flows provided by financing activities:
Proceeds from exercise of options	87	133

Net increase (decrease) in cash and equivalents	10,539	(10,063)
Cash and equivalents, beginning of period	15,488	42,692

Cash and equivalents, end of period	$26,027	$32,629

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$72	$1,618
Interest	$9	$10
Noncash investing and financing activities:
Repurchase and cancellation of common stock	$3,240	$—
Tax benefit related to stock options	$9	$70

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation.    The Condensed Consolidated Financial Statements have been prepared by Hall, Kinion & Associates, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these financial statements in conjunction with the financial statements and notes thereto included in the Company’s 10-K for the fiscal year ended December 30, 2001.

The unaudited interim financial information as of March 31, 2002 and for the three months ended March 31, 2002 and April 1, 2001 have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring accruals plus certain adjustments disclosed in notes 4 and 5) necessary for a fair presentation of this information. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

2.    Comprehensive Income.    Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires reporting by major components and as a single total, the change in the Company’s net assets during the period from nonowner sources. For the three months ended March 31, 2002 and April 1, 2001, the change in net assets from nonowner sources was $1,000 and $(3,000), respectively, for the change in the accumulated translation adjustment and other comprehensive income, and the comprehensive loss was $2,379,000 and $26,403,000, respectively.

3.    Stockholder Note Receivable.    In January 1999, the Company loaned $2,000,000 to Brenda C. Rhodes, the Company’s Chief Executive Officer, under a note that bears interest at the Company’s incremental rate of borrowing plus  1/8% per annum. An amended agreement was executed as of January 25, 2001, such that the loan principal of $400,000 and accrued interest to date of approximately $267,000 was forgiven as of January 1, 2001 and principal of $400,000 was forgiven as of January 1, 2002. The balance of the loan is being forgiven at the rate of $400,000 annually, however, for financial statement purposes the forgiveness is recognized ratably over the term of the loan resulting in recorded forgiveness of $100,000 for the quarter ended March 31, 2002. The amended note is secured by 433,000 shares of the Company’s Common Stock pledged by Ms. Rhodes.

4.    Restructuring Costs.    The Company regularly reviews a number of factors including profitability, economic conditions and expected future cash flows. Based on the results of its reviews during 2001, the Company decided to close several offices and to reduce its workforce. During the quarters ended April 1, July 1, and December 30, 2001, the Company recorded $4,610,000, $816,000 and $11,622,000, respectively, for severance and other costs associated with the Company’s decision to restructure operations.

During the quarter ended March 31, 2002, no additional restructuring costs were incurred and the Company disbursed $1,134,000, consisting of severance of $338,000 and lease termination and other costs of $796,000. The remaining accrued restructuring costs are anticipated to be paid out during fiscal year 2002, except for the rental payments related to long-term facility leases that require settlement in 2003 and beyond and are reserved as non-current restructuring costs.

HALL, KINION & ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The total and remaining reserve for restructuring costs as of March 31, 2002 are as follows:

	Restructuring Costs	Paid To Date	Remaining Accrual
Severance	$3,614,000	$2,688,000	$926,000
Lease terminations and other costs	9,461,000	2,210,000	7,251,000

Total	$13,075,000	$4,898,000	$8,177,000

Impairment of property and equipment	3,973,000

Total restructuring costs	$17,048,000

5.    Goodwill and Other Intangible Asset Impairment.    During the first quarter of 2001, the Company recorded an impairment charge of approximately $26.7 million to recognize the impairment of goodwill and other intangible assets associated with various acquisitions. The acquisitions that were written down were: TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. Economic and legislative conditions have caused these companies to experience a significant decrease in the demand for their services causing a decrease in revenues, cash flows, and expected future growth. In analyzing these significant changes, management performed an evaluation of the recoverability of the goodwill and other long-lived assets related to these acquired companies in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed Of. Since the estimated future cash flows of the long-lived assets from each of these acquisitions were less than the carrying value of the related long-lived assets, an impairment charge was recorded.

6.    Recently Issued Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 in fiscal year 2002. In respect to SFAS No. 142, the Company has not yet performed the impairment test required by the standard.

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Hall Kinion adopted SFAS No. 144 in fiscal year 2002. The Company has not completed the evaluation of the effects, if any, of adopting SFAS No. 144.

HALL, KINION & ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.    Business Segment Reporting.    Under SFAS No. 131, the Company’s operations are divided into two industry segments, Contracts Services and Permanent Placement Services. Operations in the Contract Services segment provides supplemental IT professionals on a contract basis. In a typical contract in the Contract Services Group, IT professionals are contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with the Company’s corporate clients.

Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company currently does not segregate the operations of its business segments by assets. Continuing operations by business segments are as follows:

	Three Months Ended
	March 31, 2002	April 1, 2001
	(in thousands)
Contract Services:
Net revenues	$23,126	$49,127
Cost of revenues	16,157	32,669

Gross Profit	6,969	16,458

Permanent Placement:
Net revenues	1,351	11,784
Cost of revenues	—	—

Gross Profit	$1,351	$11,784

Net revenues to unaffiliated customers by geographic areas are as follows:

	Three Months Ended
	March 31, 2002	April 1, 2001
	(in thousands)
United States	$24,161	$60,150
Other	316	761

Total	$24,477	$60,911

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

•	our business and growth strategies;

•	the markets we serve;

•	liquidity; and

•	our efforts to increase brand awareness.

We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as may, hope, will, should, expect, plan, anticipate, intend, believe, estimate, predict, potential or continue, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified IT professionals, changes in the relative mix between contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into and exit from new geographic markets and the addition and closing of offices, the structure and timing of acquisitions, changes in demand for IT professionals, general economic factors, and others listed under Risk Factors in our other Securities and Exchange Commission filings.

We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

We source and deliver the most critical component of the technology industry—human capital. As a leading talent source for the technology industry, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors and users of technology. We have 31 offices located in 22 geographic markets. Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 94.5% of our net revenues for the three months ended March 31, 2002 and 80.7% for the three months ended April 1, 2001. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 5.5% of our net revenues for the three months ended March 31, 2002 and 19.3% for the three months ended April 1, 2001.

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

As a result of the continuing general economic slowdown, we reported a decrease in revenue and gross profit in the first quarter of 2002. While no one customer represents greater than 6% of our total revenue during the quarter ended March 31, 2002, we do have a number of larger customers, some of which have issued earnings warnings and delayed a number of their projects.

Due to these economic conditions, net revenues decreased to $24.5 million for the three months ended March 31, 2002 from $60.9 million for the three months ended April 1, 2001, representing a 59.8% decrease. Based on the results of our ongoing reviews in 2001, we decided beginning in the first quarter of 2001 to close several offices, reduce our workforce, and restructure the organizational management and operations. We decreased, through restructuring or attrition, the number of sales, sales support and administrative employees to 340 individuals in 22 geographic markets as of March 31, 2002 from 878 individuals in 24 geographic markets as of April 1, 2001, representing a 61.3% decrease in headcount. The number of revenue producing sales and sales support employees included in the overall headcount decreased to 279 as of March 31, 2002 from 752 as of April 1, 2001, a 62.9% decrease. The restructuring of operations and the write-down due to impairment of goodwill and other intangible assets associated with a number of acquisitions resulted in substantial increases in our operating expenses in 2001. No additional restructuring costs were incurred in the first quarter of 2002. If the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may continue to experience a material adverse impact on our business, operating results, and financial condition.

In 2001, a number of our customers experienced serious cash flow constraints, causing us concern regarding the collectability of our accounts receivable. In the first quarter of 2001, bankruptcies, company closures, and delinquencies resulted in a direct accounts receivable write-off of $3.7 million, of which $2.9 million was considered to be in excess of our historical write-off levels. Historically, bad debt write-offs have generally not exceeded 1.25% of revenues. While we believe that the remaining current balances are collectible and no excessive write-offs were recognized in the first quarter of 2002, economic conditions are still a cause for concern in relation to the collectability of our accounts receivable.

Results of Operations for the Three Months Ended March 31, 2002 and April 1, 2001

Net Revenues

Net revenues decreased 59.8% to $24.5 million for the three months ended March 31, 2002 from $60.9 million for the three months ended April 1, 2001. Net revenues from our Contract Services group decreased 52.9% to $23.1 million for the three months ended March 31, 2002 from $49.1 million for the three months ended April 1, 2001. Net revenues from our Permanent Placement Services group were $1.4 million for the three months ended March 31, 2002 and $11.8 million for the three months ended April 1, 2001, representing a decrease of 88.5%. The decrease in net revenues was due primarily to the economic slowdown which resulted in a decrease in the number of new assignments. Our revenue producing sales and sales support employee headcount decreased to 279 as of March 31, 2002 from 752 as of April 1, 2001, a 62.9% decrease. Our IT professional headcount decreased to 850 at March 31, 2002 from 1,326 as of April 1, 2001, a decrease of 35.9%.

Gross Profit

Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, as there are no direct costs associated with such revenues. Gross profit decreased by 70.5% to $8.3 million for the three months ended March 31, 2002 from $28.2 million for the three months ended April 1, 2001. This decrease was primarily attributable to a decrease in demand for services from our Permanent Placement Services group as well as a decrease in both the number and the profitability of assignments in the Contract Services group.

Operating Expenses

Operating expenses consist primarily of employee and facilities costs. Operating expenses decreased by 81.0% to $12.5 million for the three months ended March 31, 2002 compared to $65.7 million for the three months ended April 1, 2001. Operating expenses as a percentage of net revenues decreased to 51.1% for the three months ended March 31, 2002 from 107.8% for the three months ended April 1, 2001. The higher costs in the first quarter of 2001 resulted primarily from expenses associated with impairment charges relating to goodwill and other intangible assets, restructure costs and bad debt expense related to declining economic conditions in 2001. In the corresponding quarter of 2002, we did not record impairment charges, additional restructure costs, or bad debt expense in excess of average historical levels. In addition, employee, facilities and other corporate costs were reduced in amount and as a percentage of revenue from those incurred in the corresponding quarter of the prior year.

Other Income, Net

Interest income decreased to $168,000 for the three months ended March 31, 2002 from $598,000 for the three months ended April 1, 2001. The decrease in interest income resulted from a decline in cash and equivalents that were utilized to fund operations and to the decline in interest rates. Interest expense decreased to $9,000 for the three months ended March 31, 2002 compared to $10,000 for the three months ended April 1, 2001. The decrease in interest expense for the three months ended March 31, 2002 was due to repayment of debt. Also included is a nominal amount relating to rental income, net of rental expenses and various nonrecurring charges, which amount totaled to income of $10,000 for the three months ended March 31, 2002 and $47,000 for the three months ended April 1, 2001.

Income Taxes

Our effective tax rate was 40.7% for the three months ended March 31, 2002 compared to 41.8% for the three months ended April 1, 2001. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Loss

The net loss decreased to $2.4 million for the three months ended March 31, 2002 compared to $26.4 million for the three months ended April 1, 2001. We experienced a net loss this quarter primarily due to the continuing decline in revenues, especially in permanent placement, and lower profitability of contract services.

LIQUIDITY AND CAPITAL RESOURCES

We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities provided $2.7 million from operations for the three months ended March 31, 2002 compared to $2.3 million used by operating activities for the three months ended April 1, 2001. The increase in operating cash flow is due primarily to the refund of income taxes and the reduction of the net loss.

The principal source of cash provided by investing activities for the three months ended March 31, 2002 was from the maturity of investments.

We have a $14 million revolving credit facility that expires in October 2002, however, we have no borrowings or availability under the credit facility as of March 31, 2002 as we are not in compliance with all of the required ratios.

Net cash provided by financing activities for the three months ended March 31, 2002 was $87,000, due to exercise of stock options.

We believe that our cash balances will be sufficient to meet our cash requirements for at least twelve months.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997.

4.1	(1)	Investors’ Rights Agreement, dated January 26, 1996,among the Registrant, certain stockholders and investors named therein.

4.2	(1)	Specimen Common Stock certificate.

10.1	(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.

10.2	(1)	The Registrant’s 1997 Stock Option Plan.

10.3	(1)	The Registrant’s Employee Stock Purchase Plan.

10.4	(2)
Credit Agreement, Revolving Line of Credit Note and Term Note, dated August 11, 1999, between the Registrant and Wells Fargo Bank, National Association; Modification to Credit Agreement and Revolving Line of Credit Note, dated September 15, 2001.

10.5	(1)	Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

10.6	(3)	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes.

10.7	(3)	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant.

10.8	(4)	The Registrant’s 2000 Stock Option Plan.

10.9	(5)	The Registrant’s E2 Equity Edge Cash Equity Plan.

21.1	(3)	Subsidiaries of Registrant.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997 (File No. 333-28365).
(2)	Incorporated by Reference to the Registrant’s Report on Form 10-K, filed March 25, 2002 (File No. 000-22869).
(3)	Incorporated by Reference to the Registrant’s Report on Form 10-Q, filed August 15, 2001 (File No. 000-22869).
(4)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000 (File No. 333-39026).
(5)	Incorporated by Reference to the Registrant’s Report on Form 10-K, filed March 27, 2001 (File No. 000-22869).

(b)    Reports on Form 8-K .

During the quarter ended March 31, 2002 the Registrant filed a Current Report on Form 8-K dated April 15, 2002 reporting under Items 5 and 7 the Registrant’s preliminary first quarter financial results for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALL, KINION & ASSOCIATES, INC.

By:	/s/ MARTIN A. KROPELNICKI
Martin A. Kropelnicki Vice President, Corporate Services and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 8, 2002