Form 10-Q
period 2002-06-30
HALL KINION & ASSOCIATES INC
filed 2002-08-06
CIK 1009657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of stock as of July 26, 2002: 12,374,706 shares of common stock.

HALL, KINION & ASSOCIATES, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 30, 2001(1)
ASSETS
Current Assets:
Cash and equivalents	$25,804	$15,488
Short term investments	—	8,200
Accounts receivable, net of allowance for doubtful accounts of $3,490 at June 30, 2002 and $3,176 at December 30, 2001	11,386	12,705
Prepaid expenses and other current assets	1,899	5,706
Income taxes receivable	—	7,664
Deferred income taxes	6,634	5,166

Total current assets	45,723	54,929
Property and equipment, net	8,205	8,798
Goodwill, net	15,478	15,478
Deferred income taxes and other assets	8,770	10,254

Total assets	$78,176	$89,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,154	$3,125
Accrued salaries, commissions and related payroll taxes	4,360	6,447
Accrued liabilities	3,604	4,485
Reserve for restructuring costs	5,443	4,151

Total current liabilities	15,561	18,208
Accrued compensation and deferred rent	1,712	1,310
Reserve for non-current restructuring costs	2,252	5,160

Total liabilities	19,525	24,678

Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,364 at June 30, 2002 and 12,952 at December 30, 2001	82,993	85,804
Stockholder note receivable	(1,000)	(1,200)
Accumulated and other comprehensive loss	(385)	(105)
Accumulated deficit	(22,957)	(19,718)

Total stockholders’ equity	58,651	64,781

Total liabilities and stockholders’ equity	$78,176	$89,459

(1)	December 30, 2001 Balance Sheet has been derived from audited financial statements at that date.

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Net revenues:
Contract services	$23,493	$40,322	$46,637	$89,449
Permanent placement	1,358	7,366	2,691	19,150

Total net revenues	24,851	47,688	49,328	108,599
Cost of contract services	16,228	26,869	32,385	59,538

Gross profit	8,623	20,819	16,943	49,061
Operating expenses:
Selling, general and administrative	10,182	22,236	22,682	56,544
Impairment of goodwill and other intangible assets	—	—	—	26,736
Restructuring costs	—	816	—	5,426

Total operating expenses	10,182	23,052	22,682	88,706

Loss from operations	(1,559)	(2,233)	(5,739)	(39,645)
Other income, net	110	259	277	894

Loss before income taxes	(1,449)	(1,974)	(5,462)	(38,751)
Income tax benefit	590	770	2,223	11,147

Net loss	$(859)	$(1,204)	$(3,239)	$(27,604)

Net loss per share:
Basic	$(0.07)	$(0.09)	$(0.25)	$(2.09)
Diluted	$(0.07)	$(0.09)	$(0.25)	$(2.09)
Shares used in per share computation:
Basic	12,344	13,203	12,978	13,196
Diluted	12,344	13,203	12,978	13,196

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2002	July 1, 2001
Cash flows from operating activities:
Net loss	$(3,239)	$(27,604)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,802	2,418
Deferred income taxes	4	(10,961)
Impairment of goodwill and other intangible assets	—	26,736
Non-cash restructuring costs	—	1,891
Stockholder note receivable forgiveness	200	1,067
Changes in assets and liabilities:
Accounts receivable	1,319	17,086
Prepaid expenses and other current assets	371	(396)
Accounts payable and accrued liabilities	(5,153)	(7,335)
Income taxes receivable	7,666	(2,702)

Net cash provided by operating activities	2,970	200

Cash flows from investing activities:
Maturity (purchase) of investments	8,200	(149)
Purchase of property and equipment	(1,209)	(3,306)
Cash paid for business acquisitions	—	(3,032)
Earnout payments relating to business acquisitions	—	(2,883)

Net cash provided by (used for) investing activities	6,991	(9,370)

Cash flows provided by financing activities:
Advance to broker for purchase of common stock	—	(252)
Proceeds from exercise of options	355	186

Net cash provided by (used for) financing activities	355	(66)

Net increase (decrease) in cash and equivalents	10,316	(9,236)
Cash and equivalents, beginning of period	15,488	42,692

Cash and equivalents, end of period	$25,804	$33,456

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$73	$2,459
Interest	$9	$18
Noncash investing and financing activities:
Repurchase and cancellation of common stock	$3,240	$—
Tax benefit related to stock options	$74	$70

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

The unaudited interim financial information as of June 30, 2002 and for the three months and six months ended June 30, 2002 and July 1, 2001 have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring accruals plus certain adjustments disclosed in notes 4 and 5) necessary for a fair presentation of this information. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

2.    Comprehensive Loss.    For the six months ended June 30, 2002 and July 1, 2001, the decrease in net assets from nonowner sources was $280,000 and $11,000, respectively, for the change in the accumulated translation adjustment and other comprehensive income, and the comprehensive loss was $3,519,000 and $27,615,000, respectively.

3.    Stockholder Note Receivable.    In January 1999, the Company loaned $2,000,000 to Brenda C. Rhodes, Chief Executive Officer, under a note that bears interest at the Company’s incremental rate of borrowing plus  1/8% per annum. Under an amended agreement executed as of January 25, 2001, the loan principal is being forgiven at the rate of $400,000 annually, of which $200,000 was recorded for the six months ended June 30, 2002. Ms. Rhodes pledged 433,000 shares of the Company’s Common Stock as security for the note.

4.    Restructuring Costs.    The Company regularly reviews a number of factors including profitability, economic conditions and expected future cash flows. Based on the results of its reviews during 2001, the Company decided to close several offices and to reduce its workforce. During the quarters ended April 1, July 1, and December 30, 2001, the Company recorded $4,610,000, $816,000 and $11,622,000, respectively, for severance and other costs associated with the Company’s decision to restructure operations. During the six months ended June 30, 2002, the Company disbursed $1,616,000, consisting of severance of $625,000 and lease termination and other costs of $991,000. The remaining accrued restructuring costs are anticipated to be paid out during fiscal year 2002, except for the rental payments related to long-term facility leases that require settlement in 2003 and beyond and are reserved as non-current restructuring costs. The total and remaining reserve for restructuring costs as of June 30, 2002 are as follows:

	Restructuring Costs	Paid To Date	Remaining Accrual
Severance	$3,614,000	$2,975,000	$639,000
Lease terminations and other costs	9,461,000	2,405,000	7,056,000

Total	$13,075,000	$5,380,000	$7,695,000

Impairment of property and equipment	3,973,000

Total restructuring costs	$17,048,000

5.    Impairment of Goodwill and Other Intangible Assets.    During the first quarter of 2001, the Company recorded an impairment charge of approximately $26.7 million to recognize the impairment of goodwill and other intangible assets associated with various acquisitions. The acquisitions that were written down were: TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. Economic and legislative conditions have caused these companies to experience a significant decrease in the demand for their services causing a decrease in revenues, cash flows, and expected future growth. Since the estimated future cash flows of the long-lived assets from each of these acquisitions were less than the carrying value of the related long-lived assets, an impairment charge was recorded in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

6.    Business Segment Reporting.    The Company’s operations are divided into two industry segments, Contract Services and Permanent Placement Services. The Contract Services segment provides supplemental IT professionals on a contract basis. In a typical Contract Services assignment, IT professionals are contracted to a high technology client, usually in connection with a specific application or project. The Permanent Placement segment provides professionals for permanent placement with the Company’s corporate clients.

Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company currently does not segregate the operations of its business segments by assets. Continuing operations by business segments are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Contract Services:
Net revenues	$23,493	$40,322	$46,637	$89,449
Cost of revenues	16,228	26,869	32,385	59,538

Gross Profit	$7,265	$13,453	$14,252	$29,911

Permanent Placement:
Net revenues	$1,358	$7,366	$2,691	$19,150
Cost of revenues	—	—	—	—

Gross Profit	$1,358	$7,366	$2,691	$19,150

Net revenues to unaffiliated customers by geographic areas are as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
United States	$24,714	$46,771	$48,875	$106,921
Other	137	917	453	1,678

Total	$24,851	$47,688	$49,328	$108,599

7.    Recently Issued Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 in fiscal year 2002. With respect to SFAS No. 142, the Company performed the impairment test required by the standard as of December 31, 2001 and determined that goodwill was not impaired under SFAS No. 142.

In accordance with SFAS No. 142, effective December 31, 2001, the Company discontinued the amortization of goodwill. A reconciliation of previously reported net income and diluted loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Reported net loss	$(859)	$(1,204)	$(3,239)	$(27,604)
Add: Goodwill amortization, net of tax	—	91	—	314

Adjusted net loss	$(859)	$(1,113)	$(3,239)	$(27,290)

Diluted loss per share on reported net loss	$(0.07)	$(0.09)	$(0.25)	$(2.09)
Add: Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted net loss per share	$(0.07)	$(0.08)	$(0.25)	$(2.07)

In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 in fiscal year 2002 and has determined that the adoption of SFAS No. 144 has no significant effect on the consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

8.  Subsequent Event.    On July 12, 2002, the Company received funding under an $18 million revolving credit facility dated June 13, 2002. The credit facility expires on May 1, 2004 and bears interest at the lender’s prime rate, or LIBOR plus up to 2.75%. In addition, the agreement requires a commitment fee of 0.15% per annum, an unused line fee of up to 0.25% per annum and an early termination fee of $60,000 if the facility is terminated before expiration. Borrowings under the facility are limited to 80% of eligible accounts receivable and secured by essentially all of our assets. The facility contains covenants requiring the Company to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow.

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

We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as may, hope, will, should, expect, plan, anticipate, intend, believe, estimate, predict, potential or continue, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of qualified IT professionals, changes in the relative mix between contract and permanent placement services, changes in the pricing of services, the timing and rate of entrance into and exit from geographic markets and the addition and closing of offices, the structure and timing of acquisitions, changes in demand for IT professionals, general economic factors, and others listed under Risk Factors in our other Securities and Exchange Commission filings.

We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

We source and deliver the most critical component of the technology industry—human capital. As a leading talent source for the technology industry, we provide specialized IT professionals on a short-term contract and permanent basis primarily to vendors and users of technology. We have 30 offices located in 22 geographic markets.

Our Contract Services group provides specialized IT professionals on a short-term contract basis and accounted for 94.5% of our net revenues for the three months ended June 30, 2002 and 84.6% for the three months ended July 1, 2001. Our Permanent Placement Services group provides specialized IT professionals on a permanent basis and accounted for 5.5% of our net revenues for the three months ended June 30, 2002 and 15.4% for the three months ended July 1, 2001. For the six months ended June 30, 2002, our Contract Services group accounted for 94.5% of our net revenues and 82.4% for the six months ended July 1, 2001. Our Permanent Placement Services accounted for 5.5% of our net revenues for the six months ended June 30, 2002 and 17.6% for the six months ended July 1, 2001.

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

As a result of the continuing general economic slowdown, we reported a decrease in revenue and gross profit in the second quarter of 2002 and for the six months ended June 30, 2002. While no one customer represents greater than 5% of our total revenue during the six months ended June 30, 2002, we do have a number of larger customers, some of which have issued earnings warnings and delayed a number of their projects.

During 2001, we decided to close several offices, reduce our workforce, and restructure the organizational management and operations. We decreased, through restructuring or attrition, the number of sales, sales support and administrative employees to 275 individuals in 22 geographic markets as of June 30, 2002 from 801 individuals in 24 geographic markets as of July 1, 2001,

Operating costs in 2002 have significantly decreased from those experienced during the same period in 2001 as a result of the restructuring of operations in 2001. In addition, 2002 results do not include significant expenses such as those experienced in 2001 due to impairment of goodwill and other intangible assets and direct accounts receivable write-offs of $3.7 million, of which $2.9 million was considered to be in excess of our historical write-off levels. However, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may continue to experience a material adverse impact on our business, operating results, and financial condition. For example, while we believe that the current accounts receivable balances are collectible, economic conditions are still a cause for concern in relation to the collectability of our accounts receivable.

Results of Operations for the Three Months and Six Months Ended June 30, 2002 and July 1, 2001

Net Revenues

Net revenues decreased 47.9% to $24.9 million for the three months ended June 30, 2002 from $47.7 million for the three months ended July 1, 2001. Net revenues from our Contract Services group decreased 41.7% to $23.5 million for the three months ended June 30, 2002 from $40.3 million for the three months ended July 1, 2001. Net revenues from our Permanent Placement Services group were $1.4 million for the three months ended June 30, 2002 and $7.4 million for the three months ended July 1, 2001, representing a decrease of 81.6%. For the six months ended June 30, 2002, net revenues decreased 54.6% to $49.3 million from $108.6 million for the six months ended July 1, 2001. Net revenues from our Contract Services group decreased 47.9% to $46.6 million for the six months ended June 30, 2002 from $89.4 million for the six months ended July 1, 2001. Net revenues from our Permanent Placement Services group were $2.7 million for the six months ended June 30, 2002 and $19.2 million for the six months ended July 1, 2001, representing a decrease of 85.9%. The decrease in net revenues was due primarily to the economic slow-down, which resulted in a decrease in the number of new assignments.

Gross Profit

Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT professionals. As there are no direct costs associated with Permanent Placement Services, gross profit for these services is equal to revenues. Gross profit decreased by 58.5% to $8.6 million for the three months ended June 30, 2002 from $20.8 million for the three months ended July 1, 2001. Gross profit decreased by 65.5% to $16.9 million for the six months ended June 30, 2002 from $49.1 million for the six months ended July 1, 2001. The decrease in gross profit was primarily attributable to a decrease in demand for Permanent Placement Services as well as a decrease in both the number and the profitability of assignments in the Contract Services group.

Operating Expenses

Operating expenses consist primarily of sales, sales support and administrative employee and facilities costs. Operating expenses decreased by 55.8% to $10.2 million for the three months ended June 30, 2002 compared to $23.1 million for the three months ended July 1, 2001. Operating expenses as a percentage of net revenues decreased to 41.0% for the three months ended June 30, 2002 from 48.3% for the three months ended July 1, 2001. For the six months ended June 30, 2002, operating expenses decreased by 74.4% to $22.7 million compared to $88.7 million for the six months ended July 1, 2001. Operating expenses as a percentage of net revenues decreased to 46.0% for the six months ended June 30, 2002 from 81.7% for the six months ended July 1, 2001. The higher costs in 2001 resulted primarily from expenses associated with impairment charges relating to goodwill and other intangible assets, restructuring costs and bad debt expense related to declining economic conditions in 2001.

Other Income, Net

Interest income decreased to $84,000 for the three months ended June 30, 2002 from $253,000 for the three months ended July 1, 2001. For the six months ended June 30, 2002, interest income decreased to $252,000 from $851,000 for the six months ended July 1, 2001. The decrease in interest income resulted from a decline in cash and equivalents that were utilized to fund operations and to the decline in interest rates. There was no interest expense for the three months ended June 30, 2002 compared to $8,000 for the three months ended July 1, 2001. For the six months ended June 30, 2002, interest expense decreased to $9,000 compared to $18,000 for the six months ended July 1, 2001. The decrease in interest expense for the periods ended June 30, 2002 was due to repayment of debt. Also included in other income is a nominal amount relating to rental income, net of rental expenses and various nonrecurring charges, which amount totaled to income of $26,000 and $14,000 for the three months ended June 30, 2002 and July 1, 2001, and $34,000 and $61,000 for the six months ended June 30, 2002 and July 1, 2001.

Income Tax Benefit

The income tax benefit decreased to $590,000 for the three months ended June 30, 2002 from $770,000 for the three months ended July 1, 2001. For the six months ended June 30, 2002, the income tax benefit decreased to $2,223,000 from $11,147,000 for the six months ended July 1, 2001. Our effective tax rate was 40.7% and 40.7% for the three months and six months ended June 30, 2002 compared to 39.0% and 28.8% for the three months and six months ended July 1, 2001. Our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Loss

The net loss decreased to $0.9 million for the three months ended June 30, 2002 compared to $1.2 million for the three months ended July 1, 2001. For the six months ended June 30, 2002, the net loss decreased to $3.2 million compared to $27.6 million for the six months ended July 1, 2001. We experienced a net loss the three months and six months ended June 30, 2002 primarily due to the continuing decline in revenues, especially in permanent placement, and lower profitability of contract services.

LIQUIDITY AND CAPITAL RESOURCES

We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities provided $3.0 million from operations for the six months ended June 30, 2002 compared to $0.2 million for the six months ended July 1, 2001. The increase in operating cash flow is due primarily to the refund of income taxes and the reduction of the net loss.

The principal source of cash provided by investing activities for the six months ended June 30, 2002 was from the maturity of investments.

We had no borrowings or availability under any credit facility as of June 30, 2002. On July 12, 2002, we received funding under an $18 million revolving credit facility dated June 13, 2002. The credit facility expires on May 1, 2004 and bears interest at the lender’s prime rate, or LIBOR plus up to 2.75%. In addition, the agreement requires a commitment fee of 0.15% per annum, an unused line fee of up to 0.25% per annum and an early termination fee of $60,000 if the facility is terminated before expiration. Borrowings under the facility are limited to 80% of eligible accounts receivable and secured by essentially all of our assets. The facility contains covenants requiring us to maintain minimum levels of profitability and net worth and specific ratios of working capital and debt to operating cash flow.

Net cash provided by financing activities for the six months ended June 30, 2002 was $.4 million, due to exercise of stock options.

We believe that our cash balances will be sufficient to meet our cash requirements for at least twelve months.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997.
4.1(1)	Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein.
4.2(1)	Specimen Common Stock certificate.
10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.
10.2(1)	The Registrant’s 1997 Stock Option Plan.
10.3(1)	The Registrant’s Employee Stock Purchase Plan.
10.4	Revolving Credit Note dated June 13, 2002 and Revolving Loan and Security Agreement between the Registrant and Comerica Bank.
10.5(1)	Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.
10.6(2)	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes.
10.7(2)	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant.
10.8(3)	The Registrant’s 2000 Stock Option Plan.
10.9(4)	The Registrant’s E2 Equity Edge Cash Equity Plan.
21.1(2)	Subsidiaries of Registrant.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997 (File No. 333-28365).
(2)	Incorporated by Reference to the Registrant’s Report on Form 10-Q, filed August 15, 2001 (File No. 000-22869).
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000 (File No. 333-39026).
(4)	Incorporated by Reference to the Registrant’s Report on Form 10-K, filed March 27, 2001 (File No. 000-22869).

(b)  Reports on Form 8-K .

During the quarter ended June 30, 2002, the Registrant filed a Current Report on Form 8-K dated April 15, 2002 reporting under Items 5 and 7 the Registrant's preliminary first quarter financial results for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALL, KINION & ASSOCIATES, INC.

By:	/S/ MARTIN A. KROPELNICKI

Martin A. Kropelnicki Vice President, Corporate Services and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 6, 2002