Form 10-Q
period 2002-09-29
HALL KINION & ASSOCIATES INC
filed 2002-11-13
CIK 1009657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-22869

HALL, KINION & ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0337705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2570 North First Street, Suite 400 San Jose, California	95131
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (408) 895-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2002: 12,679,263 shares of common stock.

HALL, KINION & ASSOCIATES, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 29, 2002	December 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$11,721	$15,488
Short term investments	—	8,200
Accounts receivable, net of allowance for doubtful accounts of $3,159 at September 29, 2002 and $3,176 at December 30, 2001	16,184	12,705
Prepaid expenses and other current assets	2,295	5,706
Income taxes receivable	1,765	7,664
Deferred income taxes	4,102	5,166

Total current assets	36,067	54,929
Property and equipment, net	7,506	8,798
Goodwill, net	24,798	15,478
Identifiable intangible assets, net	12,899	—
Deferred income taxes and other assets	8,884	10,254

Total assets	$90,154	$89,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,859	$3,125
Accrued salaries, commissions and related payroll taxes	5,258	6,447
Accrued liabilities	4,475	4,485
Reserve for restructuring costs	3,260	4,151

Total current liabilities	14,852	18,208
Accrued compensation and deferred rent	1,880	1,310
Reserve for non-current restructuring costs	2,600	5,160
Bank line of credit	10,000	—

Total liabilities	29,332	24,678

Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,679 at September 29, 2002 and 12,952 at December 30, 2001	85,004	85,804
Stockholder note receivable	(900)	(1,200)
Accumulated other comprehensive loss	(568)	(105)
Accumulated deficit	(22,714)	(19,718)

Total stockholders’ equity	60,822	64,781

Total liabilities and stockholders’ equity	$90,154	$89,459

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net revenues:
Contract services	$30,630	$33,578	$77,267	$123,026
Permanent placement	1,313	3,114	4,005	22,264

Total net revenues	31,943	36,692	81,272	145,290
Cost of contract services	21,168	22,973	53,554	82,511

Gross profit	10,775	13,719	27,718	62,779
Operating expenses:
Selling, general and administrative	10,819	19,623	33,501	76,167
Impairment of goodwill and other intangible assets	—	—	—	26,736
Restructuring costs (income)	(876)	—	(876)	5,426

Total operating expenses	9,943	19,623	32,625	108,329

Income (loss) from operations	832	(5,904)	(4,907)	(45,550)
Other income, net	—	106	278	1,000

Income (loss) before income taxes	832	(5,798)	(4,629)	(44,550)
Income tax provision (benefit)	588	(2,330)	(1,634)	(13,477)

Net income (loss)	$244	$(3,468)	$(2,995)	$(31,073)

Net income (loss) per share:
Basic	$0.02	$(0.26)	$(0.23)	$(2.36)
Diluted	$0.02	$(0.26)	$(0.23)	$(2.36)
Shares used in per share computation:
Basic	12,556	13,144	13,054	13,179
Diluted	12,627	13,144	13,054	13,179

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 29, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(2,995)	$(31,073)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,731	3,533
Deferred income taxes	2,365	(12,708)
Impairment of goodwill and other intangible assets	—	26,736
Non-cash restructuring costs (income)	(876)	1,891
Stockholder note receivable forgiveness	300	1,267
Changes in assets and liabilities:
Accounts receivable	(3,479)	20,461
Income taxes receivable	5,987	(3,257)
Prepaid expenses and other current assets	(93)	(904)
Accounts payable and accrued liabilities	(5,187)	(8,916)

Net cash used for operating activities	(1,247)	(2,970)

Cash flows from investing activities:
Maturity (purchase) of investments	8,200	(6,997)
Purchase of property and equipment	(1,067)	(4,073)
Cash paid for business acquisitions	(19,750)	(3,032)
Earnout payments relating to business acquisitions	—	(2,883)

Net cash used for investing activities	(12,617)	(16,985)

Cash flows provided by financing activities:
Borrowings under bank line of credit	10,000	—
Repurchase of common stock	(307)	(1,082)
Advance to broker for purchase of common stock	—	(501)
Proceeds from exercise of options	404	240

Net cash provided by (used for) financing activities	10,097	(1,343)

Net decrease in cash and cash equivalents	(3,767)	(21,298)
Cash and cash equivalents, beginning of period	15,488	42,692

Cash and cash equivalents, end of period	$11,721	$21,394

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes paid	$73	$2,459
Income taxes refunded	$(10,051)	$—
Interest	$35	$18
Noncash investing and financing activities:
Common stock issued for business acquisition	$2,240	$—
Tax benefit related to stock options	$88	$70

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION.    The Condensed Consolidated Financial Statements have been prepared by Hall, Kinion & Associates, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these financial statements in conjunction with the financial statements and notes thereto included in the Company’s 10-K for the fiscal year ended December 30, 2001. The condensed consolidated balance sheet at December 30, 2001 presented herein has been derived from the audited balance sheet included in the Company’s 10-K for the fiscal year ended December 30, 2001.

The unaudited interim financial information as of September 29, 2002 and for the three months and nine months ended September 29, 2002 and September 30, 2001 have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring accruals plus certain adjustments disclosed in notes 5 and 6) necessary for a fair presentation of this information. Operating results for the three months and nine months ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

2.  ACQUISITION OF ONSTAFF.    On August 9, 2002, the Company acquired certain net assets and assumed certain liabilities of OnStaff in exchange for $18.1 million in cash and 363,057 shares of Hall Kinion common stock, valued at $2.2 million. The value of the common stock issued was determined based upon the average market price of the Company’s common stock over a 2-day period before and after the August 9, 2002 acquisition. In addition, the Company agreed to pay OnStaff up to $13.0 million over three years contingent upon the achievement of certain milestones. OnStaff, a privately-held group of companies that provides temporary and full-time employees in the real estate, finance and healthcare industries, included: OnStaff, Inc., a California corporation (“OSI”), Healthcare Staffing Resources, Inc., a California corporation (“HCSR”), and Boardnetwork.com, Inc., a California corporation (“BNI”). The accompanying condensed consolidated financial statements include the operations of OnStaff from August 2002.

The transaction has been accounted for using the purchase method. The net purchase price, including transaction costs, was allocated to tangible and intangible assets. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and other identifiable intangible assets. The allocation of the purchase price, which follows, is based on preliminary data and could change when the independent valuation information is finalized.

(in thousands)
Net working capital deficiency	$(557)
Property and equipment	261
Other assets	56
Goodwill	9,313
Tradename and trademarks	6,841
Customer relationships	5,846
Web-based job board software	332

Total purchase price	$22,092

The following pro forma information is based upon the historical results of the Company and OnStaff as if the acquisition had occurred on January 1, 2001:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
(in thousands)
Net revenues	$35,377	$44,790	$103,958	$168,760
Net loss	$(8)	$(3,361)	$(4,873)	$(30,375)
Diluted loss per share	$(0.00)	$(0.25)	$(0.37)	$(2.24)

3.  NET INCOME (LOSS) PER SHARE.    Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method.
.

For the three months ended September 29, 2002, 2,855,000 options at prices exceeding market value were excluded from the determination of common stock equivalents for purposes of calculating diluted weighted average shares. For the three months ended September 30, 2001, and the nine months ended September 29, 2002 and September 30, 2001, all options were excluded because they are antidilutive. The number of options excluded for those periods were 1,711,000, 1,558,000, and 1,855,000, respectively. A reconciliation of basic weighted average common stock shares to diluted weighted average common shares follows:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
(in thousands)
Basic weighted average common shares outstanding	12,556	13,144	13,054	13,179
Common stock equivalents—Stock options	71	—	—	—

Diluted weighted average common shares outstanding	12,627	13,144	13,054	13,179

4.  COMPREHENSIVE INCOME (LOSS).    The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
(in thousands, except per share amounts)
Reported net income (loss)	$244	$(3,468)	$(2,995)	$(31,073)
Other comprehensive income (loss):
Change in net unrealized gains on investments and foreign currency translation adjustments	(183)	22	(463)	12

Total comprehensive income (loss)	$61	$(3,446)	$(3,458)	$(31,061)

5.  GOODWILL AND OTHER INTANGIBLE ASSETS.    During the first quarter of 2001, the Company recorded an impairment charge of approximately $26.7 million to recognize the impairment of goodwill and other intangible assets associated with the following acquisitions: TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. These companies experienced significant decrease in demand for their services and revenues, cash flows, and expected future growth, which was attributed to changing economic and legislative conditions. Since the estimated future cash flows of the long-lived assets from each of these acquisitions were less than the carrying value of the related long-lived assets, an impairment charge was recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 in fiscal year 2002. With respect to SFAS No. 142, the Company performed the impairment test required by the standard for the period ended December 31, 2001 and determined that goodwill was not impaired under SFAS No. 142. In accordance with SFAS No. 142, effective December 31, 2001, the Company discontinued the amortization of goodwill.

A reconciliation of previously reported net income (loss) and diluted income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
(in thousands, except per share amounts)
Reported net income (loss)	$244	$(3,468)	$(2,995)	$(31,073)
Add: Goodwill amortization, net of tax	—	89	—	411

Adjusted net income (loss)	$244	$(3,379)	$(2,995)	$(30,662)

Diluted income (loss) per share on reported net income (loss)	$0.02	$(0.26)	$(0.23)	$(2.36)
Add: Goodwill amortization, net of tax	—	—	—	(0.03)

Adjusted net income (loss) per share	$0.02	$(0.26)	$(0.23)	$(2.33)

6.  RESTRUCTURING COSTS (INCOME).    The Company regularly reviews a number of factors including profitability, economic conditions and expected future cash flows. Based on the results of its reviews during 2001, the Company decided to close several offices and to reduce its workforce. During the quarters ended April 1, September 30, and December 30, 2001, the Company recorded $4,610,000, $816,000 and $11,622,000, respectively, for severance and other costs associated with the Company’s decision to restructure operations. During the nine months ended September 29, 2002, the Company disbursed $2,575,000, consisting of severance of $721,000 and lease termination and other costs of $1,854,000. In addition, during the nine months ended September 29, 2002, restructuring costs of $876,000 were reversed into income to reflect the favorable resolution of certain severance and lease termination items. The remaining accrued restructuring costs are anticipated to be paid out during fiscal year 2002, except for the rental payments related to long-term facility leases that require settlement after September 2003 and are reserved as non-current restructuring costs. The total and remaining reserve for restructuring costs as of September 29, 2002 are as follows:

	Restructuring Costs	Paid To Date	Adjustment	Remaining Accrual
Severance	$3,614,000	$(3,071,000)	$(269,000)	$274,000
Lease terminations and other costs	9,461,000	(3,268,000)	(607,000)	5,586,000

Total	$13,075,000	$(6,339,000)	$(876,000)	$5,860,000

Impairment of property and equipment	3,973,000

Total restructuring costs	$17,048,000

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addressed accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, which stated that a liability for an exit cost should be recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities, if any, that are initiated after December 31, 2002.

7.  BANK LINE OF CREDIT.    On July 12, 2002, the Company entered into an $18.0 million revolving credit facility. As of September 29, 2002, $10.0 million is outstanding under bank line of credit. The credit facility expires on May 1, 2004 and bears interest at the lender’s prime rate, or LIBOR plus up to 2.75%. Borrowings under the facility are limited to 80% of eligible accounts receivable and secured by essentially all of the Company’s assets. The bank requires a minimum cash balance on hand of $12.0 million. In addition, the facility contains covenants requiring the Company to maintain minimum levels of profitability and tangible net worth and specific ratios of working capital and debt to operating cash flow. As of September 29, 2002, the Company was not in compliance with the tangible net worth covenant; subsequently, the Company received a waiver from the bank for Q3 2002. Management expects that the Company may not be in compliance with such financial covenant at year-end 2002; and has commenced negotiations with the bank to revise such covenant. Management expects to be able to satisfactorily revise such covenant and therefore, has presented the bank line of credit as a long-term liability as of September 29, 2002. There can be no assurance that the Company will be able to revise the bank line of credit on satisfactory terms or at all.

8.  BUSINESS SEGMENT REPORTING.    The Company’s operations are divided into two industry segments, Contracts Services and Permanent Placement Services. The Contract Services segment provides supplemental IT and Corporate professionals on a contract basis. The Permanent Placement segment provides professionals for permanent placement with the Company’s corporate clients.

Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company currently does not segregate the operations of its business segments by assets. Results of operations by business segments are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(in thousands)
Contract Services:
Net revenues—IT Professionals	$22,350	$33,578	$68,987	$123,026
Cost of revenues	15,178	22,973	47,564	82,511

Gross Profit	$7,172	$10,605	$21,423	$40,515

Net revenues—Corporate Professionals	$8,280	$—	$8,280	$—
Cost of revenues	5,990	—	5,990	—

Gross Profit	$2,290	$—	$2,290	$—

Net revenues—All Contract Services	$30,630	$33,578	$77,267	$123,026
Cost of revenues	21,168	22,973	53,554	82,511

Gross Profit	$9,462	$10,605	$23,713	$40,515

Permanent Placement:
Net revenues	$1,313	$3,114	$4,005	$22,264
Cost of revenues	—	—	—	—

Gross Profit	$1,313	$3,114	$4,005	$22,264

ITEM  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

•	our business and growth strategies

•	the markets we serve;

•	liquidity; and

•	our efforts to increase brand awareness

We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as may, hope, will, should, expect, plan, anticipate, intend, believe, estimate, predict, potential or continue, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of and changes in demand for qualified contract or permanent professionals, changes in the relative mix between contract and permanent placement services, changes in the pricing of services, the timing and rate of entrance into and exit from geographic markets and the addition and closing of offices, the structure and timing of acquisitions, changes in the economic outlook and general economic factors, and others listed under Risk Factors in our other Securities and Exchange Commission filings.

        We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis. We deliver IT professionals to vendors and users of leading edge technologies, and to vertical markets including government services, banking and finance, medical technology and energy services. On August 9, 2002, we acquired OnStaff, a privately-held group of companies that provides short-term Corporate contract and permanent employees in the real estate, finance and healthcare industries. With the acquisition of OnStaff, we expanded our service offerings, increased from 30 to 57 offices, and added online recruiting and placement websites. The results of operations include the operations of OnStaff from August 2002.

Our Contract Services group provides specialized professionals on a short-term contract basis and accounted for 95.9% of our net revenues for the three months ended September 29, 2002 and 91.5% for the three months ended September 30, 2001. Our Permanent Placement Services group provides specialized professionals on a permanent basis and accounted for 4.1% of our net revenues for the three months ended September 29, 2002 and 8.5% for the three months ended September 30, 2001. For the nine months ended September 29, 2002, our Contract Services group accounted for 95.1% of our net revenues and 84.7% for the nine months ended September 30, 2001. Our Permanent Placement Services group accounted for 4.9% of our net revenues for the nine months ended September 29, 2002 and 15.3% for the nine months ended September 30, 2001.

Our net revenues are derived principally from the hourly billings of our professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last two to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a professional commences employment or, in the case of retained searches, upon completion of our contractual obligations. Revenue from online recruiting and placement websites is recognized over the term of membership.

As a result of the continuing general economic slowdown, we reported a decrease in revenue and gross profit for the three months and the nine months ended September 29, 2002 as compared to the same periods in the prior year. While no one customer represents greater than 5% of our total revenue during the nine months ended September 29, 2002, we do have a number of larger customers, some of which have issued earnings warnings and delayed a number of their projects. During 2001, we closed several offices, reduced our workforce, and restructured the organizational management and operations. We continued to decrease, through restructuring or attrition, the number of sales, sales support and administrative employees in 2002; to 376 individuals as of September 29, 2002 from 664 individuals as of September 30, 2001, representing a 43.4% decrease in headcount. The number of revenue producing sales and sales support employees included in the overall headcount decreased to 305 as of September 29, 2002 from 551 as of September 30, 2001, a 44.6% decrease. Our professional contract employee headcount increased to 2,425 at September 29, 2002 from 1,032 as of September 30, 2001, a increase of 135.0%, principally in Corporate professionals as a result of the acquisition of OnStaff, offset by a decrease in the IT professionals.

Operating costs in 2002 have decreased from those experienced during the same periods in 2001 as a result of the restructuring of operations in 2001, the continued staff reductions and office realignments in 2002, and the reversal of pre-tax restructuring reserves in 2002 upon the favorable resolution of certain severance and lease termination items. In addition, 2002 results do not include significant expenses such as those experienced in 2001 due to the impairment of goodwill and other intangible assets and direct accounts receivable write-offs of $3.7 million, of which $2.9 million was considered to be in excess of our historical write-off levels. However, if the economic conditions in the United States worsen or if a wider or global economic slowdown occurs, we may continue to experience a material adverse impact on our business, operating results, and financial condition. For example, while we believe that the remaining current accounts receivable balances are collectible, economic conditions are still a cause for concern in relation to the collectability of our accounts receivable.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

Net Revenues

Net revenues decreased 12.9% to $31.9 million for the three months ended September 29, 2002 from $36.7 million for the three months ended September 30, 2001. Net revenues from our Contract Services group decreased 8.8% to $30.6 million for the three months ended September 29, 2002 from $33.6 million for the three months ended September 30, 2001. Net revenues from our Permanent Placement Services group were $1.3 million for the three months ended September 29, 2002 and $3.1 million for the three months ended September 30, 2001, representing a decrease of 57.8%. For the nine months ended September 29, 2002, net revenues decreased 44.0% to $81.3 million from $145.3 million for the nine months ended September 30, 2001. Net revenues from our Contract Services group decreased 37.2% to $77.3 million for the nine months ended September 29, 2002 from $123.0 million for the nine months ended September 30, 2001. Net revenues from our Permanent Placement Services group were $4.0 million for the nine months ended September 29, 2002 and $22.3 million for the nine months ended September 30, 2001, representing a decrease of 82.0%. The decrease in net revenues was due primarily to the economic slow-down, which resulted in a decrease in the number of new IT assignments, offset by $8.3 million in revenues from OnStaff Corporate professional assignments, included in operations since its acquisition in August 2002.

Gross Profit

Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for professionals. As there are no direct costs associated with Permanent Placement Services, gross profit for these services is equal to revenues. Gross profit decreased to 34% or $10.8 million for the three months ended September 29, 2002 from 37% or $13.7 million for the three months ended September 30, 2001. Gross profit decreased to 34% or $27.7 million for the nine months ended September 29, 2002 from 43% or $62.8 million for the nine months ended September 30, 2001. The decrease in gross profit was primarily attributable to a decrease in demand for Permanent Placement Services, and to a lesser extent, a decrease in the number and profitability of contract IT assignments, and the lower profitablilty of OnStaff’s contract Corporate professional assignments as compared to IT assignment profitability.

Operating Expenses

Operating expenses consist primarily of sales, sales support and administrative employee and facilities costs. Operating expenses decreased by 49.3% to $9.9 million for the three months ended September 29, 2002 compared to $19.6 million for the three months ended September 30, 2001. Operating expenses as a percentage of net revenues decreased to 31.1% for the three months ended September 29, 2002 from 53.5% for the three months ended September 30, 2001. For the nine months ended September 29, 2002, operating expenses decreased by 69.9% to $32.6 million compared to $108.3 million for the nine months ended September 30, 2001. Operating expenses as a percentage of net revenues decreased to 40.1% for the nine months ended September 29, 2002 from 74.6% for the nine months ended September 30, 2001. The higher costs in the 2001 resulted primarily from expenses associated with impairment charges relating to goodwill and other intangible assets, restructuring costs and bad debt expense related to declining economic conditions in 2001. Operating costs in 2002 have decreased from those experienced during the same periods in 2001 as a result of the restructuring of operations in 2001, the continued staff reductions and office realignments in 2002, and the reversal of pre-tax restructuring reserves of $876,000 in the three months ended September 30, 2002 upon the favorable resolution of certain severance and lease termination items, offset to some extent by the addition of the operating costs of OnStaff since its acquisition in August 2002.

Other Income, Net

There was no other income reported for the three months ended September 29, 2002 as compared to $0.1 million for the three months ended September 30, 2001. For the nine months ended September 29, 2002, other income decreased to $0.3 million from $1.0 million for the nine months ended September 30, 2001. The decrease in other income resulted from a decline in cash and cash equivalents that were utilized to fund operations, the decline in interest rates on investments, and additional debt incurred for the acquisition of OnStaff in August 2002.

Income Tax Benefit (Provision)

For the three months and nine months ended September 29, 2002, the effective tax rates were 70.7% and 35.3%, respectively, as compared to 40.2% and 30.3% for the three months and nine months ended September 30, 2001. The third quarter results for 2002 include an additional tax expense of $0.3 million to adjust the company’s current estimated annual effective tax rate from 40.7% to 35.3% to reflect lower utilization of income tax benefits. In addition, our income tax rate varies from period to period due primarily to changes in nondeductible expenses.

Net Income (Loss)

Net income for the three months ended September 29, 2002 includes the reversal of $0.9 million of pre-tax restructuring reserves, due primarily to the favorable resolution of certain lease terminations. Also included in third quarter results is an additional tax expense of $0.3 million to adjust the company’s current estimated annual effective tax rate from 40.7% to 35.3% to reflect lower utilization of income tax benefits. We experienced a net loss for the three months and nine months ended September 29, 2002, excluding the restructuring reversal, primarily due to the continuing decline in revenues, especially in permanent placement, and lower profitability of contract services.

LIQUIDITY AND CAPITAL RESOURCES

We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities used $1.2 million for the nine months ended September 29, 2002 and $3.0 million for the nine months ended September 30, 2001. The increase in operating cash flow is due primarily to the refund of income taxes and the reduction of the net loss.

The principal source of cash provided by investing activities for the nine months ended September 29, 2002 was from the maturity of investments. During the period, $19.8 million was used to acquire OnStaff and $1.1 million for the purchase of property and equipment.

On July 12, 2002, we entered into an $18 million revolving credit facility. We had borrowings of $10.0 million outstanding under the bank line of credit as of September 29, 2002. The credit facility expires on May 1, 2004 and bears interest at the lender’s prime rate, or LIBOR plus up to 2.75%. Borrowings under the facility are limited to 80% of eligible accounts receivable and secured by essentially all of our assets. The bank requires a minimum cash balance on hand of $12.0 million. In addition, the facility contains covenants requiring us to maintain minimum levels of profitability and tangible net worth and specific ratios of working capital and debt to operating cash flow. As of September 29, 2002, the Company was not in compliance with the tangible net worth covenant; subsequently, the Company received a waiver from the bank for Q3 2002. Management expects that the Company may not be in compliance with such financial covenant at year-end 2002; and has commenced negotiations with the bank to revise such covenant. Management expects to be able to satisfactorily revise such covenant and therefore, has presented the bank line of credit as a long-term liability as of September 29, 2002. There can be no assurance that the Company will be able to revise the bank line of credit on satisfactory terms or at all.

Net cash provided by financing activities for the nine months ended September 29, 2002 includes $0.4 million, due to exercise of stock options, offset by $0.3 million used for the repurchase and cancellation of shares under the common stock buyback program.

We believe that our cash balances will be sufficient to meet our cash requirements for at least the next twelve months.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2002, we have $10.0 million outstanding under the bank line of credit, which bears interest at the lender’s prime rate or LIBOR plus up to 2.75%. The interest rate will increase or decrease as economic conditions change. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 4.     Controls and Procedures

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company including its consolidated subsidiaries required to be included in the company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 29, 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

2.1(5)
OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002.

2.2(5)
HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002.

2.3(5)
BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002.

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997.

4.1(1)	Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein.

4.2(1)	Specimen Common Stock certificate.

4.4(5)	Registration Rights Agreement.

10.1(1)	Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers.

10.2(1)	The Registrant’s 1997 Stock Option Plan.

10.3(1)	The Registrant’s Employee Stock Purchase Plan.

10.4	Revolving Credit Note and Revolving Loan and Security Agreement between the Registrant and Comerica Bank.

10.5(1)	Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant.

10.6(2)	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes.

10.7(2)	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant.

10.8(3)	The Registrant’s 2000 Stock Option Plan.

10.9(4)	The Registrant’s E2 Equity Edge Cash Equity Plan.

10.10(5)	First Amendment to Revolving Loan and Security Agreement between the Registrant and Comerica Bank dated August 9, 2002.

21.1(2)	Subsidiaries of Registrant.

99.1	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997 (File No. 333-28365).
(2)	Incorporated by Reference to the Registrant’s Report on Form 10-Q, filed August 15, 2001 (File No. 000-22869).
(3)	Incorporated by Reference to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000 (File No. 333-39026).
(4)	Incorporated by Reference to the Registrant’s Report on Form 10-K, filed March 27, 2001 (File No. 000-22869).
(5)
Incorporated by reference from exhibits 2.1, 2.2, 2.3, 4.4, 10.10 and 99.1 filed with the Company’s Current Report on Form 8-K (File No. 000-22869) filed with the Securities and Exchange Commission on August 23, 2002.

(b)  Reports on Form 8-K .

On August 23, 2002, we filed an 8-K announcing the acquisition of certain assets and the assumption of certain liabilities of OnStaff, Inc., Healthcare Staffing Resources, Inc., and Boardnetwork.com, Inc., collectively known as OnStaff.

On September 5, 2002, we filed an 8-K announcing post-acquisition preliminary third quarter results for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALL, KINION & ASSOCIATES, INC.

By:	/s/ MARTIN A. KROPELNICKI
Martin A. Kropelnicki Vice President, Corporate Services and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer

Date:	November 13, 2002

CERTIFICATIONS

I, Brenda C. Rhodes, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Hall, Kinion & Associates;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRENDA C. RHODES
Brenda C. Rhodes Chief Executive Officer

Date:  November 13, 2002

I, Martin A. Kropelnicki, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Hall, Kinion & Associates;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MARTIN A. KROPELNICKI
Martin A. Kropelnicki Chief Financial Officer

Date:  November 13, 2002