Form 10-K
period 2002-12-29
HALL KINION & ASSOCIATES INC
filed 2003-03-31
CIK 1009657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-22869

HALL, KINION & ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0337705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rowland Way, Suite 200, Novato, CA 94945

(Address of principal executive offices)

(415) 895-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

The aggregate market value of the 6,760,776 shares of voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the NASDAQ National Market system, as of the last business day of the registrant’s most recently completed fiscal year, was approximately $39.1 million. The registrant has no non-voting common equity. As of March 21, 2003, the total number of outstanding shares was 12,582,263.

Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 21, 2003 are incorporated by reference in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

•	Business and growth strategies;

•	Markets we serve; and

•	Liquidity.

We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as “may”, “hope”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of and changes in demand for qualified professionals for temporary or permanent placement, changes in the general economic conditions of the North American markets as well as the regional markets in which the Company operates, changes in the demand for mortgages which are affected by interest rates, housing prices and other economic conditions, changes in the relative mix between our contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into and exit from vertical and geographic markets, the addition or closing of offices, the structure and timing of acquisitions, and others listed under “Risk Factors”, elsewhere in this report, and in our other Securities and Exchange Commission filings.

We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

PART I

Item 1.	Business

Overview of the Company

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis. We deliver information technology (“IT”) professionals to vendors and users of leading edge technologies, and to certain vertical markets, including government services, banking and finance, healthcare and energy services.

On August 9, 2002, we acquired substantially all of the assets of OnStaff, a privately-held group of companies that provides short-term contract and permanent employees in the real estate, finance and healthcare industries. This privately-held group of companies included OnStaff, Healthcare Staffing Resources, Inc., and Boardnetwork.com. With the acquisition of OnStaff, we expanded our service offerings and added online recruiting and placement websites. The results of operations include the operations of OnStaff from August 2002.

We believe that our key competitive advantage is our ability to successfully recruit highly qualified professionals. We have developed this advantage by building client relationships with industry leaders and communicating these relationships to the professional community.

We have developed a scalable business model that helps us expand or contract in vertical or geographic markets, depending on our customers’ needs. The cornerstone of our model is the rapid delivery of talent to our clients. We recognize that our clients operate in a time-sensitive environment in which their success is directly tied to their ability to bring their products and services to market ahead of their competition. We build strong, direct relationships with our clients’ managers in order to identify quickly their needs. We then actively network with the professional community and thoroughly search the Internet in order to identify the appropriate talent quickly.

Company Goals

The Company has three major performance goals designed to enhance stockholder value: grow the business, provide high quality services to our clients, and achieve maximum operating efficiency. Our demonstrated ability to deliver quality professionals to our clients, to motivate and support our sales force, and to employ efficient business processes are the principal elements in achieving these goals.

Growth Strategy

Currently, the Hall Kinion growth strategy is focused on cross-marketing, internal growth, and diversifying into new vertical markets and service offerings. Key elements of the strategy include:

•	Cross-Marketing. We continue to analyze ways to take advantage of the synergies presented by the recent acquisition of OnStaff and how the resources of each business unit, including our offices, employees and client contacts, can be useful in the marketing efforts of the other. After we acquired OnStaff in August 2002, we placed OnStaff employees in a number of Hall Kinion offices to leverage our established position in those locations with new growth in the real estate services and healthcare industries.

•	Internal Growth. Our sales and sales support employees, who are the key contacts both with clients and with IT and corporate professionals, directly impact our ability to generate revenues. We constantly monitor the productivity of our offices and sales employees, who are given incentives to provide year-over-year and sequential quarterly revenue growth, and to perform to their budget at the revenue, gross profit and earnings before interest and income taxes levels. We have been successful in recruiting and retaining sales and sales support personnel, by providing sales training and targeted industry training during their initial orientation and throughout their careers.

•	Diversifying into New Vertical Markets. In 2002 we continued a program to focus additional efforts on providing technology staffing to non-technology companies where technology skills were in high demand, including government services, banking and finance, healthcare and energy services. We believe that we can continue to build on our already established reputation as a provider of leading edge technology professionals by directing our efforts toward other vertical market sectors.

As the economy improves, or as conditions warrant, we may employ other growth strategies, including:

•	Opening Additional Offices in New Geographic Markets. We believe that our reputation for quality service and our client base provide opportunities to enter new geographic markets. Knowledge about and entry into those markets may also be facilitated by the cross-marketing activities discussed above.

•	Diversifying Into New Service Offerings. We seek opportunities to offer contract professionals in new fields to existing clients and new companies outside our traditional markets. We have no specific plans at this time, but consider this a possible area for future growth.

Quality Program

Hall Kinion’s objective is to provide efficient, high quality contract professionals and recruitment services to our target markets and to become the agent of choice for our customers. To meet this objective we:

•	Provide Rapid Fulfillment to Delivery-Sensitive Client Assignments. We designed our operating model to meet the time-sensitive needs of our clients. We develop strong relationships directly with managers at client companies and build aggressive recruiting capabilities through the use of modern technologies such as Internet search, proprietary talent databases, and cross-office intranet based communication. As a result, we believe that we have developed an advantage in meeting the needs of our target market: assignments that value speed of response and quality of talent more than price-sensitivity.

•	Capitalize on the Client Base to Attract and Retain Professionals. Attracting and retaining qualified contract professionals is critical to success. We believe that the most important motivators of professionals are working on interesting and challenging assignments, flexible lifestyles, and compensation. Hall Kinion has developed advantages in addressing the motivations of our professionals. For example, in the IT environment, the most important motivator is the opportunity for rewarding and challenging assignments. We provide leading edge technology assignments that match our IT professionals’ abilities, because we have focused on serving the vendors and users of technology. Conversely, Hall Kinion is able to meet the technology requirements of these companies, in great part, because we are able to attract the best and brightest IT talent.

•	Build Brand Recognition. We have implemented a strong brand recognition campaign as The Talent Source® and adapted the campaign for various vertical markets with promotions designed to convey our image. Promotions have included live web casts. We believe that our branding campaign gives us a competitive advantage in soliciting clients and recruiting talent and sales and sales support employees. With the addition of OnStaff, Hall Kinion acquired another registered tradename and is working on a strategy to capitalize on the individual names while extending a corporate identity.

•	Create a Corporate Culture that Attracts and Retains Sales and Sales Support Employees. We spend a great deal of time, energy and money recruiting our sales and sales support employees. Hall Kinion has created a performance-based culture, with an attitude of celebration that employees find appealing and energizing. The culture is embodied in our ongoing performance-rewarding traditions as well as our annual business planning, convention and national awards trip, which is the highlight of the sales year at Hall Kinion.

•	Deliver Solid Corporate Support to Our Offices. We deliver training, detailed performance reporting and IT support to each of our offices in order to promote a high level of service and consistency among offices.

Achieve Maximum Operating Efficiency

At the end of 2002, we integrated OnStaff operations with the rest of the Company to improve combined operating efficiency and reduce overall operating costs. The OnStaff headquarters in Burbank, California were closed on February 15, 2003 and administrative and accounting activities were transferred to the corporate headquarters in Novato, California. On March 3, 2003, we announced the restructuring of the Technology Division, resulting in the closure of 13 offices and elimination of 69 jobs. During 2001 and 2002, the Company restructured operations through reduction in staff and closing of offices to realign the operating offices and personnel with the current business sources and activities. We believe the full benefit of the changes from 2001 and 2002 will not be realized until 2003. We continue to pursue opportunities to streamline operations, automate processes using new technologies and other techniques to achieve maximum operating efficiency.

Overview of Business Segments

Hall Kinion has two business segments, Contract Professional Staffing and Permanent Placement Services. The Contract Professional Staffing segment provides skilled temporary personnel, and the Permanent Placement Services segment sources, qualifies, and delivers professionals for direct hire by our clients.

Information concerning revenues and segment profitability is included in Note 13 to Consolidated Financial Statements.

Contract Professional Staffing

We recognize that our clients operate in time-sensitive environments in which their success is directly tied to having their staffing needs, often with very specific professional skills, met promptly. We build strong, direct relationships with our clients’ managers in order to quickly identify their needs. Our company then actively networks with the professional community and thoroughly searches the Internet in order to identify the appropriate talent quickly. We developed a scalable business model that helps us expand or contract in vertical or geographic markets, depending on our customers’ needs. The cornerstone of the model is the rapid delivery of talent to our clients.

Our net revenues for this segment are generated principally from the hourly billings of our professionals on contract assignments. Contract services assignments typically last two to six months, and revenues are recognized as services are provided. We earn contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first and fourth fiscal quarters.

As of December 29, 2002, we had 2,305 contract professionals providing services for our clients and 270 sales and sales support employees, including branch managers and sales vice presidents, whose primary role is the rapid delivery of highly qualified professionals to our clients.

Business Divisions

Technology Professional Division—Hall Kinion & Associates and IPEX primarily provide IT professionals to our clients. We started Hall Kinion in Silicon Valley and expanded to the Silicon Valleys of the world. We believe that our competitive advantage is our ability to successfully recruit and retain the best and brightest IT professionals, including individuals from other countries placed through IPEX. Our IT professionals offer our clients leading edge technology skills and our clients offer our professionals the opportunity to work on leading edge assignments.

Corporate Professional Division—OnStaff provides contract services primarily to the real estate and healthcare industries. In the real estate industry, it is a leading provider of staffing in the title, escrow, and mortgage lending fields. We focus on providing knowledgeable staff with first-hand experience in these industries. In the healthcare industry, we provide experienced professional staff to healthcare institutions for administrative and operational positions.

Clients

Our contract staffing business focuses on companies requiring the professional skills in the markets we target: IT, healthcare, real estate services, and finance and accounting. Our assignments typically place an individual or a small group of skilled professionals and, as a result, we have minimal client concentration. We provide our services directly to our customers or, indirectly as a subcontractor through other technical staffing service companies. In 2002, no client accounted for more than 5% of our net revenues and our top ten direct and indirect clients accounted for approximately 21% of our net revenues. Our top ten clients to whom we directly provided services in 2002 were:

• Hewlett Packard • AT&T Wireless • Wells Fargo Bank • Countrywide Financial • American Express	• IBM • Verizon • C3I, Inc. • Regence BlueShield • J D Edwards

Competition

The staffing industry is highly competitive and fragmented and has low barriers to entry. In the market for contract IT professionals, we compete for potential clients with providers of IT staffing services and, to a lesser extent, computer systems consultants, providers of outsourcing services, systems integrators and temporary personnel agencies. For corporate professionals, we compete for clients primarily with other staffing services and temporary employment personnel agencies. Many of our current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of professionals and clients than Hall Kinion. In addition, many of these competitors may have certain distinct advantages. Competitors that are smaller companies may be able to respond more quickly to customer requirements. Competitors that are larger companies may be able to devote greater resources to marketing their services. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and competitive pressures that we face may have a material adverse effect on business, operating results and financial condition. We believe that the principal factors relevant to competition in the professional staffing services industry are the recruitment and retention of highly qualified professionals, rapid and accurate response to client requirements and, to a lesser extent, price. We believe that we compete favorably with respect to these factors.

The recruitment of qualified professionals is also competitive, although less than in past years, given current economic conditions. However, in response to the less competitive market, clients have become more selective about meeting required skill sets. We compete for professionals with other providers of technical and professional staffing services, system integrators, providers of outsourcing services, computer consultants, temporary personnel agencies and our clients. We may not be able to recruit and retain sufficient numbers of qualified professionals successfully.

Permanent Placement Services

The Permanent Placement Services segment employs sales and sales support personnel whose primary role is the rapid delivery of high quality IT professionals for permanent placement with clients. As of December 29,

2002, we employed 41 sales and sales support employees, including branch managers, sales directors, and sales vice presidents, in Permanent Placement Services.

We derive permanent placement revenues upon permanent placement of each professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

Business units in this segment operate as Hall Kinion & Associates in domestic and in European locations and as Hall Kinion Asia Pacific for services primarily to companies located or doing business in Asia.

Clients

For the year ending December 29, 2002, approximately 67% of our placements were made to technology and related companies with the remainder to a diverse client mix.

Competition

In the Permanent Placement or the recruitment services market, we compete primarily against local and regional recruiting companies. The permanent placement and recruiting industry is also highly competitive and fragmented and has low barriers to entry. As a result, the competitive issues discussed above under contract staffing apply to permanent placement services as well.

Corporate Information Technology

We provide the tools necessary for employees to deliver services with the speed demanded by our clients. WebPAS™ software, a proprietary application, is used to match candidates to open customer job orders. WebPAS captures key information about a candidate’s skills and matches them precisely to the customer job requirements thereby improving the accuracy of matching while reducing the time it takes to place a suitable candidate with the customer. In 2002, ICPlanet, a subsidiary, developed software to extend the functionality of WebPAS to a public Internet site, permitting candidates to respond to job postings. IT talent sourcing and communication with clients and among offices via the Internet are critical to our business model. In addition, we utilize several other Internet-related tools and encourage employees to use the latest Internet applications such as Headhunter.com and Dice.com, to better serve our clients. At the core of Hall Kinion’s connectivity strategy is independent Internet access for all employees, a corporate wide intranet and shared access to the proprietary database of contract professional talent.

Employees

As of December 29, 2002, we had 2,305 professionals providing contract services to clients. This number included 2,207 employees and 98 subcontractors. Sales, sales support, administrative and accounting staff at December 29, 2002, consisted of 384 full-time employees, of whom 311 were sales and sales support personnel and 73 were administrative and accounting personnel. Hall Kinion is not a party to any collective bargaining agreements covering any employees, has never experienced any material labor disruption and is unaware of any current efforts or plans to organize our employees. We consider our relationship with employees to be good.

Corporate History

Hall Kinion was incorporated in California in 1991. We reincorporated in Delaware in June 1997 and completed the initial public offering of common stock in August 1997.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s Web site at http://www.sec.gov. You may also read and copy any document that we file at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC 20549.

Our principal Internet address is www.hallkinion.com. Our annual, quarterly and current reports, and amendments to those reports, are available free of charge on that website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on acceptable terms, we may be unable to execute our business plan.

On July 12, 2002, the Company entered into an $18.0 million revolving credit facility which was due May 1, 2004. As of December 29, 2002, there was $10 million outstanding on our bank line of credit at an interest rate of 4.25%. The Company was not in compliance with the required financial covenants as of December 29, 2002. On February 3, 2003, the bank waived such financial covenant violations. On March 24, 2003, we entered into an amended agreement with the bank which expires January 1, 2004. Significant terms and conditions of the amended agreement are as follows:

•	Borrowings available are $12,000,000; reduced to $10,000,000 beginning June 15, 2003; and reduced to $9,000,000 beginning September 15, 2003. Total borrowings are limited to 75% of eligible accounts receivable, reduced to 70% beginning July 15, 2003.

•	Interest is at prime plus 1.5%; increased to prime plus 3.0% beginning June 15, 2003 (April 21, 2003 if the Company does not receive a financing proposal from another acceptable financial lender); and increased to prime plus 5.0% beginning September 15, 2003.

•	The bank amended financial covenants related to profitability, tangible net worth and cash balances and specific ratios of working capital and debt to tangible net worth. Management expects that the Company will be able to remain in compliance with the amended financial covenants through January 1, 2004.

•	Borrowings are collateralized by all of the Company’s assets.

•	A bank lock box was established, whereby all Company cash receipts are first applied to the line of credit.

The Company has begun to meet and negotiate with other financial lenders in order to secure replacement financing to replace the amended bank agreement. There can be no assurance that the Company will be able to secure replacement financing on substantially similar terms or at all.

We reported losses during the last two fiscal years. In addition, during the third and fourth quarters of 2002, we significantly increased accounts receivable as a result of our acquisition of OnStaff, resulting in a reduction in our cash and cash equivalents. At February 28, 2003, we had cash and cash equivalents of $2.6 million. If we continue to suffer losses, we may require additional financing sooner than anticipated or in greater amounts. If our existing cash balances and cash flow expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms, or at all, we may not be able to execute our business plan or otherwise respond to competitive pressures or unanticipated requirements and it may have a material adverse effect on our ability to continue to operate.

If we fail to meet the requirements for continued listing on the NASDAQ National Market, our stock may be delisted.

Our stock has recently traded at prices below $1.00 per share. Failure of the price of our stock to meet the $1.00 per share minimum trading price required by the NASDAQ National Market for 90 days or a failure to meet other listed company requirements, such as aggregate market value of publicly held shares, could result in shares of our common stock no longer being listed on the NASDAQ National Market. The loss of listing on the NASDAQ National Market could have a material adverse effect on the price and liquidity of our common stock.

Failure to manage our size properly could negatively affect our business and financial condition.

We have recently experienced a period of rapid decline in operations. We made corresponding reductions in headcount and offices to manage costs. The reductions in headcount have placed and will continue to place significant demands upon our management and other resources. Our net revenues decreased 30.7% from $173.8 million in 2001 to $120.4 million in 2002 while sales and administrative headcount decreased 13.9% from 446 employees at the end of 2001 to 384 employees at the end of 2002. Year-end headcount for 2002 reflects additions related to the acquisition of OnStaff in August 2002. Our ability to manage future growth effectively will require us to hire additional management personnel and expand our operational, financial and other internal systems. We may not be able to hire additional qualified management personnel. Our current personnel, systems, procedures and controls may not be adequate to support our future operations. A failure to manage our size effectively could have a material negative effect on our business, operating results and financial condition.

Any decrease in demand for our services would have a material negative impact on our business, operating results and financial condition.

We have derived most of our revenues from projects in several targeted industries including IT, real estate services, healthcare services, and finance and accounting. Economic conditions and other factors affecting the business, operating results and financial condition of these industries can have a significant impact on our business, operating results, and financial condition.

In 2002 and to date in 2003 we experienced a continuation of the economic slowdown in the IT industry that reflected a slowdown in the rate of innovation in this industry and a general reduction in demand for personnel with expertise in leading hardware, software or networking technologies. It reduced the demand for our services. Reduction in demand for our services had a material negative impact on our business, operating results and financial condition in 2002.

In the real estate services industry we serve, the demand for professional personnel is strongly influenced by the volume of mortgage financing, both for new units and re-financings. The volume is very sensitive to interest rates and other general economic conditions. Increases in interest rates could have a significant negative impact on our business in this field.

Our clients may also start to hire permanent employees rather than use our contract services if they believe that hiring permanent employees could be more effective than using our contract services. If that were to happen, revenues from our Contract Professional Staffing group could decline materially. A material revenue decline in our Contract Professional Staffing group would negatively impact our business, operating results and financial condition.

The Internet can have a significant impact on our services. The proliferation of job sites on the Internet may allow individuals to find employment opportunities without using our services. Demand for our services may not increase or remain at historical levels. Any decrease in demand for our services would have a material negative impact on our business, operating results and financial condition.

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

Our growth depends in part on our ability to enter new vertical or geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

•	develop, recruit and maintain a base of qualified professionals within a new geographic market;

•	initiate, develop and sustain corporate client relationships in each new vertical or geographic market;

•	attract, hire, integrate and retain qualified sales and sales support employees; and

•	accurately assess the demand of a new market.

The addition of offices and entry into new geographic markets may not occur on a timely basis or achieve anticipated financial results. The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. In 2001, 2002 and March 2003, we closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

Our quarterly operating results may fluctuate, which could cause the price of our stock to decline.

Our quarterly operating results have in the past and may in the future fluctuate significantly depending on a number of factors, including, but not limited to:

•	the availability of qualified professionals;

•	changes in the demand for professionals;

•	the hiring rate and the productivity of our sales and sales support personnel;

•	departures or temporary absences of key sales and sales support personnel;

•	changes in the relative mix between our contract services revenues and our permanent placement services revenues;

•	changes in the prices we are able to charge for our services;

•	the timing and rate of entry into new vertical or geographic markets and the addition or closure of offices in existing geographic markets;

•	closure of offices by our clients due to holidays or inclement weather;

•	restructuring costs and charges;

•	the structure and timing of acquisitions of complementary businesses; and

•	general economic factors.

In addition, because we provide contract services on an assignment-by-assignment basis, which clients can terminate at any time, existing clients may not continue to use our services at historical levels. We also experience some seasonality in our first and fourth fiscal quarters primarily due to the number of holidays and inclement weather in that quarter, which may reduce the number of days worked by professionals and sales and sales support employees. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. In the event our operations should fall below the expectations of public market analysts and investors, the price of our common stock would likely decline.

Our permanent placement business is difficult to forecast and is highly sensitive to changes in the employment rate, and a decline in our permanent placement business would cause a decline in our revenue, gross profit and net income.

Our permanent placement business has declined significantly in 2002 and can be expected to continue to fluctuate significantly in the future. We provide permanent placement services on an assignment-by-assignment basis, which clients can terminate at any time, and existing clients may not continue to use our services at historical levels. A decline in our permanent placement business will result in a decrease in our net revenues. More importantly, gross profit for our permanent placement services group is essentially equal to permanent placement net revenues, as there are no direct costs associated with such revenues. Therefore, a decline in our permanent placement business would result in a decrease in our gross profit margins and net income.

Failure to manage and integrate acquisitions properly could adversely affect our business, operating results and financial condition.

In August 2002 we acquired substantially all the assets of the OnStaff group of companies which specializes in real estate, healthcare and finance corporate professional contract services. These industry and service specializations augment the IT professional services provided by Hall Kinion. We obtained significant bank financing to complete the OnStaff acquisition. During the fourth quarter of 2002, the financial operations of OnStaff were integrated into those of Hall Kinion. The success of the OnStaff acquisition strategy will be dependent on the continuing integration of operating activities, cross marketing of services, efficiency of the combined operations and effective management of the various service groups.

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

We generate our net revenues when our sales and sales support personnel successfully match our professionals with our clients’ needs. Sales and sales support personnel headcount decreased 12.9% from 357 employees at the end of 2001 to 311 employees at the end of 2002. Experienced sales and sales support personnel have left our company in the past. In the future, we expect departures of experienced sales and sales support personnel from time to time. We may need to hire additional, productive sales and sales support personnel in order to maintain revenue levels and increase our revenue growth. We may not be able to attract or retain productive sales and sales support personnel. If we are unable to attract and retain productive sales and sales support personnel in a cost-effective manner, it could negatively impact our net revenues and profitability.

We could lose market share or suffer declining profit margins due to intense competition.

The staffing industry is highly competitive and fragmented and has low barriers to entry. In our Contract Professional Staffing group, we compete for potential clients with providers of general and specialized staffing services and, to a lesser extent, computer systems consultants, providers of outsourcing services, and systems integrators. In our Permanent Placement Services group, we compete primarily against local and regional recruiting companies. Many of our current and potential competitors have longer operating histories, significantly greater financial and marketing resources, greater name recognition and a larger installed base of professionals and clients than our company. Our competitors that are smaller companies may be able to respond more quickly to customer requirements. Our competitors that are larger companies than us may be able to devote greater resources to marketing their services. In addition, recently a number of job sites have been established on the Internet. These sites allow professionals to find employment opportunities without using our services, and therefore, demand for our services may decrease. Because there are relatively low barriers to entry, we expect that competition will increase in the future. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially and negatively affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors, and competitive pressures that we face may have a material negative effect on our business, operating results and financial condition.

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

We could become involved in litigation with our clients and contract professionals regarding intellectual property ownership or performance of our services.

We are exposed to liability with respect to the services our IT and corporate professionals perform while on assignment, such as damages caused by errors of IT professionals, misuse of client proprietary information or theft of client property. We agree to indemnify our clients from these damages. We have purchased insurance coverage to protect us from this liability. However, due to the nature of our assignments, and in particular the access by our IT professionals to client information systems and confidential information, our insurance coverage may not be adequate to cover our potential liability. Additionally, we may not be able to renew our existing insurance on reasonable terms or at adequate levels. We may be exposed to discrimination and harassment claims or other similar claims as a result of inappropriate actions allegedly taken against contract professionals by corporate clients. As an employer, we are also exposed to possible claims of wrongful discharge and violations of immigration laws. Employment related claims might result in negative publicity, litigation and liability for monetary damages and fines. Finally, we engage subcontractors in our business and are therefore exposed to potential claims by the Internal Revenue Service alleging that these subcontractors were our employees.

We generally assign intellectual property ownership to our clients. Issues relating to ownership of and rights to use intellectual property can be complicated. We may become involved in disputes where we could incur substantial costs and diversion of management resources.

A small number of our stockholders can exercise substantial influence over our company.

Our principal stockholders who are associated with the Company, Brenda C. Rhodes and Todd J. Kinion, beneficially owned a total of approximately 11.3% of our outstanding shares of common stock at December 29, 2002. As a result, these stockholders as a group may be able to exercise substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of our company and may discourage third parties from attempting to do so.

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

Our principal executive offices are currently located in Novato, California and occupy an aggregate of approximately 17,500 square feet of office space as of December 29, 2002, expanded to approximately 20,900 square feet in February 2003 with the consolidation of the OnStaff headquarters, pursuant to a lease that expires in September 2008. After considering the restructuring of March 2003, we also lease or sublease office space for 43 Contract Professional Staffing and 7 Permanent Placement Services sales offices at 46 locations in the United States, London, and Tokyo. In addition, we own a training facility located in Park City, Utah.

Item 3.	Legal Proceedings

We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ, National Market System under the symbol HAKI. On March 21, 2003, there were approximately 54 holders of record of the Common Stock.

The table below sets forth the high and low sales prices per share as reported on the NASDAQ (National Market System) for the fiscal years ended December 29, 2002 and December 30, 2001.

	Sales Price
	High	Low
Fiscal year ended December 29, 2002
4th quarter ended December 29, 2002	$7.08	$4.75
3rd quarter ended September 29, 2002	$9.14	$4.80
2nd quarter ended June 30, 2002	$12.00	$6.00
1st quarter ended March 31, 2002	$9.95	$6.50

	High	Low
Fiscal year ended December 30, 2001
4th quarter ended December 30, 2001	$8.97	$4.64
3rd quarter ended September 30, 2001	$8.41	$4.85
2nd quarter ended July 1, 2001	$10.25	$5.59
1st quarter ended April 1, 2001	$21.00	$5.50

The closing sales price of our common stock on NASDAQ on March 26, 2003 was $1.79.

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

No cash dividends were paid in 2002, 2001 or 2000. We, as we deem appropriate, may continue to retain all earnings for use in our business or may consider paying a dividend in the future. We cannot currently issue dividends without acquiring prior bank consent.

Item 6.	Selected Financial Data

The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

	Fiscal Year
	2002(1)	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$120,428	$173,836	$296,491	$180,749	$124,132
Cost of contract services	80,744	100,834	147,539	96,502	69,066

Gross profit	39,684	73,002	148,952	84,247	55,066
Operating Expenses:
Selling, general and administrative expenses	47,407	96,820	125,493	70,732	47,284
Impairment of goodwill	15,478	26,736
Restructuring costs (income)	(6)	17,048

Income (loss) from operations	(23,195)	(67,602)	23,459	13,515	7,782
Other income (expense), net	(323)	1,181	1,615	(477)	(51)

Income (loss) before income taxes	(23,518)	(66,421)	25,074	13,038	7,731
Income taxes (benefit)	(2,870)	(20,809)	10,464	5,382	3,325

Net income (loss)	$(20,648)	$(45,612)	$14,610	$7,656	$4,406

Income (loss) per share:
Basic	$(1.66)	$(3.48)	$1.18	$0.75	$0.47

Diluted	$(1.66)	$(3.48)	$1.10	$0.71	$0.43

Weighted Average Common Shares Outstanding:
Basic	12,475	13,121	12,357	10,155	9,439
Diluted	12,475	13,121	13,267	10,716	10,342

Consolidated Balance Sheet Data:
Working capital	$6,916	$36,721	$64,819	$15,560	$7,808
Total assets	74,906	89,459	139,821	76,554	55,976
Long term liabilities	6,201	6,470	209	14,161	1,083
Stockholders’ equity	43,767	64,781	110,762	43,969	37,902

(1)	OnStaff operations are included since its acquisition at the beginning of August 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. The discussion in this section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Additional information relating to forward-looking statements is included in this report under the caption “Special Note Regarding Forward-Looking Statements.”

Overview

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis. We deliver IT professionals to vendors and users of leading edge technologies, and to vertical markets including government services, banking and finance, medical technology and energy services.

On August 9, 2002, we acquired substantially all the assets of OnStaff, a privately-held group of companies that provides short-term corporate contract and permanent employees in the real estate, finance and healthcare industries. With the acquisition of OnStaff, we expanded our service offerings, increased our offices, and added online recruiting and placement websites. The results of operations for fiscal 2002 include the operations of OnStaff from the beginning of August 2002.

Our Contract Professional Staffing group provides specialized professionals on a short-term contract basis and accounted for 96.0% of our net revenues in 2002, 86.0% in 2001, and 76.0% in 2000. Our Permanent Placement Services group provides specialized professionals on a permanent basis and accounted for 4.0% of our net revenues in 2002, 14.0% in 2001, and 24.0% in 2000.

Our net revenues are derived principally from the hourly billings of our professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last two to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first and fourth fiscal quarters. We derive permanent placement revenues upon permanent placement of each professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a professional commences employment or, in the case of retained searches, upon completion of our contractual obligations. Revenue from online recruiting and placement Web sites is recognized over the term of membership. While no one customer represents greater than 5% of our total revenue during the year 2002, we do have a number of larger customers, some of which have issued earnings warnings and delayed a number of their projects.

As a result of the continuing general economic slowdown, we reported a decrease in revenue and gross profit in 2002 as compared to the prior year and recorded a $15.5 million charge for impairment of goodwill (see Note 5 to Consolidated Financial Statements). During 2001, we closed several offices, reduced our workforce, and restructured the organizational management and operations. We continued to decrease, through restructuring or attrition, the number of sales, sales support and administrative employees in 2002 to 384 individuals as of December 29, 2002 from 446 individuals as of December 30, 2001, representing a 13.9% decrease in headcount. The number of revenue producing sales and sales support employees included in the overall headcount decreased to 311 as of December 29, 2002 from 357 as of December 30, 2001, representing a 12.9% decrease. Our Contract Professional employee headcount increased to 2,305 at December 29, 2002 from 833 as of December 30, 2001, an increase of 176.7%, principally in the Corporate Professional Division as a result of the acquisition of OnStaff, offset by a decrease in IT professionals. On March 3, 2003 we announced the restructuring of the Technology Professional Division, resulting in the closure of 13 offices and elimination of 69 jobs. The number of sales, sales support and administrative employees after the terminations announced in March 2003 was expected to be 324, which is 15.6% fewer than the number on December 29, 2002 and 27.4% fewer than December 30, 2001.

Operating costs in 2002 were lower than 2001 as a result of the restructuring of operations in 2002 and the impact of 2001 restructuring on 2002 operations. Selling, general and administrative expenses were reduced 51% in 2002 over 2001. Although 2002 results include a charge of $15.5 million for impairment of goodwill, the 2001 results included impairment of goodwill and other intangible assets totaling $26.7 million. However, if the economic conditions in the United States do not improve or if a wider or global economic slowdown occurs, we may continue to experience a material adverse impact on our business, operating results, and financial condition.

Critical Accounting Policies

Allowances for Doubtful Accounts Receivable—We establish allowances for estimated losses resulting from the inability of customers to make required payments based on the aging of our accounts receivable, analysis of specific delinquent accounts, and our historical write-off experience. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. During 2002, we reported a direct accounts receivable write-off of $1.2 million resulting from bankruptcies, company closures and delinquent accounts. As of December 29, 2002, accounts receivable were $17.8 million, net of allowances of $2.5 million.

Valuation of Net Deferred Tax Assets—As of December 29, 2002, deferred tax assets, net, were $15.0 million, net of a valuation allowance of $6.2 million. The net deferred tax asset consists primarily of net operating loss carryforwards of $8.3 million and temporary differences of $6.7 million. Realization of the loss carry forwards is dependent on generating sufficient taxable income in certain tax jurisdictions prior to expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that such loss carry forwards will be realized. The amount of the loss carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Impairment of Goodwill and Other Identifiable Intangible Assets—As of December 29, 2002, goodwill was $11.8 million and other identifiable intangible assets were $10.9 million. The recoverability of goodwill and other identifiable intangible assets is based on assumptions regarding estimated future cash flows and other factors. If these assumptions and estimates change in the future, additional expense may be recorded to reflect impairment of these assets.

Results of Operations

Fiscal Year Ended December 29, 2002 Compared to Fiscal Year Ended December 30, 2001

Net Revenues.    Net revenues decreased 30.7% to $120.4 million in 2002 from $173.8 million in 2001. Net revenues from our Contract Professional Staffing group decreased 22.7% to $115.6 million in 2002 from $149.5 million in 2001. Contract Professional Staffing revenues in 2002 were comprised of $90.2 million from our Technology Professional Division and $25.4 million from our Corporate Professional Division since its acquisition in August 2002. Net revenues from our Permanent Placement Services group were $4.8 million in 2002 and $24.3 million for 2001, representing a decrease of 80.3%. The decrease in net revenues was due primarily to the continued softening of the technology sector of the economy and slack demand, which resulted in a significant decrease in the number of new IT assignments. Partially offsetting this decline was the acquisition of the OnStaff business, and the increase in real estate related assignments in the Corporate Professional Division fueled by low interest rates and the strong demand for mortgage financing and refinancings. Our revenue producing sales and sales support employee headcount decreased throughout the year to 311 as of the end of 2002 from 357 as of the end of 2001, a 12.9% decrease. Our contract professional headcount increased to 2,305 at the end of 2002 from 833 at the end of 2001, a 176% increase, primarily as a result of acquiring OnStaff.

Gross Profit.    Gross profit for our Contract Professional Staffing group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for professionals. As there are no direct costs associated with Permanent Placement Services, gross profit for these services is essentially equal to revenues. Gross profit decreased to 33% or $39.7 million in 2002 from 42% or $73.0 million in 2001. The decrease in gross profit was primarily attributable to a decrease in demand for Permanent Placement Services, and to a lesser extent, a decrease in the number and profitability of contract IT assignments, and the lower profitability of OnStaff’s Contract Corporate Professional assignments as compared to gross margins earned on IT assignments. The decrease in the gross margin percentage is also attributable to the decrease in revenues for the Permanent Placement Services group. Revenues for this group, which has a 100% profit margin, decreased from 14% of total revenues in 2001 to 4% in 2002. The gross margin percentage for the remaining Contract Professional Staffing group declined from 32.6% in 2001 to 30.2% in 2002, partially as a result in a decline in the Technology Professional Division gross profit to 31.0% in 2002 and the addition of OnStaff with a lower margin of 27.4% in 2002.

Operating Expenses.    Operating expenses consist of selling, general, and administrative expense (primarily sales, sales support and administrative employee and related facilities costs), impairment and restructuring expenses. Operating expenses decreased 55.3% to $62.9 million in 2002 compared to $140.6 million in 2001. Operating expenses, as a percentage of net revenues, decreased to 52.2% in 2002 from 80.9% in 2001. The lower costs in 2002 resulted primarily from a reduction of $49.4 million or 51.0% in selling, general, and administrative expenses. This decrease was a result of the restructuring of operations in 2001 and 2002, partially offset by the operating costs of OnStaff since its acquisition in August 2002 and the impairment of goodwill. Selling, general, and administrative expenses were reduced to only 39.4% of net revenue in 2002 compared to 55.7% in 2001 even though net revenues were 30.7% lower in 2002. This is in part due to the accounts receivable write-offs of $12.8 million in 2001, of which $10.7 million was considered to be in excess of our historical write-off levels. Impairment of goodwill was $26.7 million in 2001 and $15.5 million in 2002. See Note 5 to Consolidated Financial Statements.

Other Income and Expenses, Net.    In 2002 we reported a net expense of $0.3 million as compared to other income, net of $1.2 million in 2001. The decrease in interest income was due to a decline in investments, cash and cash equivalents that were utilized to fund operations and the decline in interest rates.

Income Tax Benefit (Provision).    In 2002, the effective tax rate was 12.1% as compared to 31.3% in 2001. The 2002 effective rate is lower than the 2001 rate primarily because a valuation allowance of $6.2 million was recorded to reflect the amount of deferred tax assets more likely than not to be realized.

Net Income (Loss).    The net loss for 2002 was $20.6 million compared to a net loss of $45.6 million for 2001. We experienced a net loss in 2002 primarily as a result of the continuing decline in revenues, in both permanent placement and contract services, lower profitability of contract services and the goodwill impairment charge.

Fiscal Year Ended December 30, 2001 Compared to Fiscal Year Ended December 31, 2000

Net Revenues.    Net revenues decreased 41.4% to $173.8 million in 2001 from $296.5 million in 2000. Net revenues from our Contract Professional Staffing group decreased 33.6% to $149.5 million in 2001 from $225.3 million in 2000. Net revenues from our Permanent Placement Services group were $24.3 million in 2001 and $71.2 million in 2000, representing a decrease of 65.8%. The decrease in net revenues in 2001 was due primarily to an economic slowdown. Our revenue producing sales and sales support employee headcount decreased throughout the year to 357 as of the end of 2001 from 788 as of the end of 2000, a 54.7% decrease. Our IT professional headcount decreased to 833 at the end of 2001 from 1,397 at the end of 2000, a 40.4% decrease.

Gross Profit.    Gross profit for our Contract Professional Staffing group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for contract professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues as no direct costs are associated with such revenues. Gross profit decreased by 51.0% to $73.0 million for 2001 from $149.0 million for 2000. This decrease was primarily attributable to economic conditions that resulted in a decrease in demand for services, a decrease in the number of assignments, and a slight decrease in average billing rates. Gross profit, as a percentage of net revenues, decreased to 42.0% for 2001 from 50.2% for 2000. This decrease was due primarily to a decline in the percentage of revenues from our Permanent Placement Services group. Gross profit as a percentage of net revenues from the Contract Professional Staffing group decreased slightly to 32.6% for 2001 from 34.5% for 2000. This decrease was primarily due to the economic pressure on pricing in our Contract Professional Staffing group.

Operating Expenses.    Operating expenses consist primarily of employee costs, office leases, depreciation and amortization, advertising and marketing expenses. In 2001, it also included impairment of goodwill and other assets related to acquisitions, restructuring costs, and write-off of accounts receivable in excess of historical write-off levels. Operating expenses increased by 12.0% to $140.6 million for 2001 compared to $125.5 million for 2000. Operating expenses, as a percentage of net revenues, increased to 80.9% for 2001, from 42.3% for 2000. The increases resulted principally from restructuring costs, write-off of impaired goodwill and other assets related to acquisitions, increased bad debt expense, offset by reductions in sales bonuses and commissions and related payroll taxes.

Other Expense.    Interest income decreased to $1.3 million for 2001 from $2.1 million for 2000. This decrease resulted primarily from a decline in cash and equivalents and short term investments utilized to fund operations and lower interest rates. Interest expense decreased to $24,000 for 2001 compared to $361,000 for 2000. The decrease in interest expense reflected the repayment of debt.

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

Liquidity and Capital Resources

We generally fund our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities used cash of $3.7 million in 2002, and $3.4 million in 2001, and provided $16.3 million in 2000. The decrease in 2002 operating cash flow was primarily due to funding the working capital for OnStaff operations, partially offset by the refund of income taxes.

Cash used by investing activities in 2002, 2001, and 2000 was $13.4 million, $19.1 million, and $8.0 million, respectively. The principal investing activities for 2002 were the OnStaff acquisition ($19.8 million), the purchase of property and equipment ($1.8 million), partially offset by the maturity of investments ($8.2 million).

Net cash provided by (used in) financing activities in 2002 was $10.1 million in 2002, ($4.7) million in 2001 and $33.2 million in 2000.

On July 12, 2002, the Company entered into an $18.0 million revolving credit facility which was due May 1, 2004. As of December 29, 2002, there was $10 million outstanding on our bank line of credit at an interest rate of 4.25%. The Company was not in compliance with the required financial covenants as of

December 29, 2002. On February 3, 2003, the bank waived such financial covenant violations. On March 24, 2003, we entered into an amended agreement with the bank which expires January 1, 2004. Significant terms and conditions of the amended agreement are as follows:

•	Borrowings available are $12,000,000; reduced to $10,000,000 beginning June 15, 2003; and reduced to $9,000,000 beginning September 15, 2003. Total borrowings are limited to 75% of eligible accounts receivable, reduced to 70% beginning July 15, 2003.

•	Interest is at prime plus 1.5%; increased to prime plus 3.0% beginning June 15, 2003 (April 21, 2003 if the Company does not receive a financing proposal from another acceptable financial lender); and increased to prime plus 5.0% beginning September 15, 2003.

•	The bank amended financial covenants related to profitability, tangible net worth and cash balances, and specific ratios of working capital and debt to tangible net worth. Management expects that the Company will be able to remain in compliance with the amended financial covenants through January 1, 2004.

•	Borrowings are collateralized by all of the Company’s assets.

•	A bank lock box was established, whereby all Company cash receipts are first applied to the line of credit.

The Company has begun to meet and negotiate with other financial lenders in order to secure replacement financing to replace the amended bank agreement. There can be no assurance that the Company will be able to secure replacement financing on substantially similar terms or at all.

At December 29, 2002, cash and cash equivalents were $8.6 million. Management expects that the Company will be able to remain in compliance with the amended financial covenants, and therefore, we believe that our cash balances and available financing will be sufficient to fund our operations and working capital needs and meet our financial obligations through January 1, 2004.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes significant contractual obligations as of December 29, 2002:

	Amount of Commitment By Expiration Period
	Total	Less than 1 Year		1-3 Years		4-5 Years		After 5 Years
	(Dollars in thousands)
Contractual Obligations
Revolving line of credit (1)	$10,000		$10,000	$		$		$
Operating lease commitments	15,737		6,022		8,478		1,237
Capital lease commitments	92		48		44
Accrued compensation	1,619		1,619

Total contractual obligation	$27,448		$17,689		$8,522		$1,237	$

Other Commercial Commitments
OnStaff contingent earnout (2)	$13,000	$			$13,000	$		$
Standby letters of credit	871		698		173

Total commercial commitments	$13,871		$698		$13,173	$		$

(1)	See Note 3 to Consolidated Financial Statements.
(2)	See Note 2 to Consolidated Financial Statements.

Recently Issued Financial Accounting Standards

In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 15, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as amounts recognized.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk.    As of December 29, 2002, we had $10.0 million outstanding under the bank line of credit at an interest rate of 4.25%. The credit facility was amended on March 24, 2003 to increase the interest to the lender’s prime rate plus 1.5% (5.75% as of March 24, 2003); to increase to prime plus 3.0% beginning June 15, 2003; and to increase to prime plus 5.0% beginning September 15, 2003. The interest rate will increase or decrease as economic conditions change. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Exchange Rate Risk.    The United Kingdom pound is the functional currency of our subsidiary in the United Kingdom and the Japanese yen is the functional currency in our branch office in Japan. We do not currently enter into foreign exchange forward contracts to hedge the balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in the United Kingdom pound and Japanese yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10 percent from the exchange rates at December 29, 2002, the fair value of these foreign currency amounts would decline by an immaterial amount.

Item 8.	Financial Statements and Supplementary Data

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 29, 2002	December 30, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$8,571		$15,488
Short term investments			8,200
Accounts receivable, net of allowance for doubtful accounts of $2,544 at December 29, 2002 and $3,176 at December 30, 2001	17,804		12,705
Prepaid expenses and other current assets	1,554		5,706
Income taxes receivable			7,664
Deferred income taxes	3,925		5,166

Total current assets	31,854		54,929
Property and equipment, net	7,511		8,798
Goodwill, net	11,849		15,478
Intangible assets, net	10,859
Deferred income taxes and other assets	12,833		10,254

Total assets	$74,906		$89,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of credit	$10,000	$
Accounts payable	2,874		3,125
Accrued salaries, commissions and related payroll taxes	4,487		6,447
Accrued liabilities	3,747		4,485
Reserve for restructuring costs	3,014		4,151
Income taxes payable	816

Total current liabilities	24,938		18,208
Accrued compensation and deferred rent	3,046		1,310
Reserve for non-current restructuring costs	3,155		5,160

Total liabilities	31,139		24,678

Commitments and contingencies

Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,684 at December 29, 2002 and 12,952 at December 30, 2001	85,036		85,804
Stockholder notes receivable	(800)		(1,200)
Accumulated other comprehensive loss	(103)		(105)
Accumulated deficit	(40,366)		(19,718)

Total stockholders’ equity	43,767		64,781

Total liabilities and stockholders’ equity	$74,906		$89,459

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Net Revenues:
Contract services	$115,644	$149,515	$225,323
Permanent placement	4,784	24,321	71,168

Total net revenues	120,428	173,836	296,491
Cost of contract services	80,744	100,834	147,539

Gross profit	39,684	73,002	148,952
Operating Expenses:
Selling, general and administrative expenses	47,407	96,820	125,493
Impairment of goodwill	15,478	26,736
Restructuring costs (income)	(6)	17,048

Income (loss) from operations	(23,195)	(67,602)	23,459
Interest income	338	1,300	2,116
Interest expense and other	(661)	(119)	(501)

Income (loss) before income taxes	(23,518)	(66,421)	25,074
Income tax provision (benefit)	(2,870)	(20,809)	10,464

Net income (loss)	$(20,648)	$(45,612)	$14,610

Net income (loss) per share:
Basic	$(1.66)	$(3.48)	$1.18
Diluted	$(1.66)	$(3.48)	$1.10
Shares used in per share calculations:
Basic	12,475	13,121	12,357
Diluted	12,475	13,121	13,267

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
	Shares	Amount
BALANCES as of December 26, 1999	10,466	$38,183	$(5,499)	$1	$11,284	$43,969
Exercise of stock options	725	4,724				4,724
Secondary stock offering	1,988	39,079				39,079
Tax benefit related to stock options		5,221				5,221
Repayments of notes from stockholders			3,446			3,446
Interest on stockholder notes receivable			(214)			(214)
Net income					14,610	14,610	$14,610
Accumulated translation adjustment				(73)		(73)	(73)

Comprehensive income							$14,537

BALANCES as of December 31, 2000	13,179	87,207	(2,267)	(72)	25,894	110,762
Exercise of stock options	73	334				334
Tax benefit related to stock options		98				98
Repurchase of common stock	(300)	(1,835)				(1,835)
Forgiveness of stockholder note receivable			1,067			1,067
Net loss					(45,612)	(45,612)	$(45,612)
Accumulated translation adjustment				(33)		(33)	(33)

Comprehensive loss							$(45,645)

BALANCES as of December 30, 2001	12,952	85,804	(1,200)	(105)	(19,718)	64,781
Exercise of stock options	78	420				420
Tax benefit related to stock options		103				103
Stock issued related to acquisition	363	2,240				2,240
Repurchase of common stock	(709)	(3,531)				(3,531)
Forgiveness of stockholder note receivable			400			400
Net loss					(20,648)	(20,648)	$(20,648)
Accumulated translation adjustment				2		2	2

Comprehensive loss							$(20,646)

Balances as of December 29, 2002	12,684	$85,036	$(800)	$(103)	$(40,366)	$43,767

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Cash flows from operating activities:
Net income (loss)	$(20,648)	$(45,612)	$14,610
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,702	4,868	4,588
Deferred income taxes	(424)	(12,387)	(1,910)
Interest on stockholder notes receivable			(145)
Loss (gain) on sale of fixed assets		(8)	255
Impairment of goodwill	15,478	26,736
Non-cash restructuring costs	158	3,973
Stockholder note receivable forgiveness	400	1,067
Changes in assets and liabilities:
Accounts receivable	(5,099)	30,438	(15,156)
Prepaid expenses and other assets	(32)	(32)	(1,645)
Accounts payable and accrued expenses	(5,812)	(1,830)	10,120
Income taxes payable (receivable)	8,583	(10,584)	5,551

Net cash provided by (used in) operating activities	(3,694)	(3,371)	16,268

Cash flows from investing activities:
Sale or maturity of investments	8,200	25,581
Purchase of investments		(33,680)
Purchase of property and equipment	(1,802)	(5,078)	(5,757)
Cash paid for business acquisitions	(19,750)	(3,032)
Earnout payments related to business acquisitions		(2,883)	(2,259)

Net cash used in investing activities	(13,352)	(19,092)	(8,016)

Cash flows from financing activities:
Borrowing on bank line of credit	10,000		15,548
Repayments of debt			(29,548)
Proceeds from sale of common stock, net			39,079
Proceeds from exercise of options	420	334	4,724
Repurchase and cancellation of common stock	(291)	(5,075)
Repayment of stockholder notes receivable			3,446

Net cash provided by (used in) financing activities	10,129	(4,741)	33,249

Net increase (decrease) in cash and cash equivalents	(6,917)	(27,204)	41,501
Cash and cash equivalents, beginning of year	15,488	42,692	1,191

Cash and cash equivalents, end of year	$8,571	$15,488	$42,692

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the year for:
Income taxes, net	$(10,794)	$2,348	$6,759
Interest	$154	$24	$361
Noncash investing and financing activities—Business acquisitions:
Common stock issued	$2,240
Liabilities assumed and related goodwill		$(2,000)

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

Note 1.    Business and Significant Accounting Policies

Business.    Hall, Kinion & Associates, Inc. (the “Company”) is a staffing company specializing in placing high technology and corporate professional personnel on both a contract and permanent basis.

Fiscal Year.    The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2002 and 2001 consisted of 52 weeks. Fiscal year 2000 consisted of 53 weeks.

Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Fair Value of Financial Instruments.    The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term maturity of these instruments. The book value of the Company’s debt instrument is considered to approximate its fair value because the interest rate of this instrument approximates current rates offered to the Company.

Cash and Cash Equivalents.    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents, consisting primarily of money market funds and bank accounts, are stated at a cost which approximates fair value.

Concentration of Credit Risk and Allowance for Doubtful Accounts.    The Company’s financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. However, concentrations of risk are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different business and geographic areas. Accounts receivable are carried at the amount estimated to be collectible. The Company maintains an allowance for potential losses based upon management’s analysis of historical write-off levels, current economic trends, assessment of its customers’ financial strength and other known factors affecting collectibility. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated amounts. Significant changes in the allowance are as follows:

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands)
Beginning balance	$3,176	$3,455	$1,500
Charged to cost and expense	526	12,492	2,725
Written off	(1,158)	(12,771)	(770)

Ending balance	$2,544	$3,176	$3,455

Property and Equipment.    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to twenty-five years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets.    Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets the Company regularly reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated undiscounted future cash flows.

Intangible Assets.    As of December 29, 2002, the carrying amount of other identifiable intangibles was $10.9 million, including $4.1 million subject to amortization over a five year life and $6.8 million not subject to amortization. Amortization expense in 2002 was $365,000.

Deferred Rent.    The Company leases certain office facilities under operating leases that provide for increases in rent based on specified amounts. Rent expense associated with these leases is recognized on a straight-line basis over the life of the lease and the difference between the amount charged to expense and the rent paid is recorded as deferred rent.

Accrued Compensation.    The Company accrues for deferred compensation that it is contractually obligated to pay its Chief Executive Officer. Accrued compensation balances at December 29, 2002 and December 30, 2001 were $1,619,000 and $1,050,000, respectively.

Revenue Recognition.    Revenue from contract services is recognized as services are performed. Revenue from permanent placement contracts is recognized either upon commencement of employment or upon completion of services rendered based on contractual obligation. Revenue from online recruiting and placement Web sites is recognized over the term of membership.

Income Taxes.    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach of accounting for income taxes.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation.    The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of proforma net income and earnings per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option price models, even though models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The proforma amounts and the assumptions used to calculate them are shown below.

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Proforma amounts:
Net income (loss):
As reported	$(20,648)	$(45,612)	$14,610
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,140)	(13,833)	(6,297)

Proforma	$(25,788)	$(59,445)	$8,313

Diluted income (loss) per share:
As reported	$(1.66)	$(3.48)	$1.10
Proforma	$(2.07)	$(4.53)	$0.63
Assumptions:
Expected dividend rate	None	None	None
Volatility	90.0%	92.3%	78.0%
Risk-free interest rate	2.2%	3.8%	6.7%
Expected lives (years)	2-5	3-6	3-6

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

Recently Issued Financial Accounting Standards.    In June 2002 SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities was issued. SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 15, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs, if any, as well as amounts recognized.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Acquisitions

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

The transaction has been accounted for using the purchase method. The net purchase price, including transaction costs, was allocated as follows:

(in thousands)
Net working capital deficiency	$(1,298)
Property and equipment	261
Other assets	56
Goodwill	11,849
Tradename and trademarks	6,841
Customer relationships	4,050
Web-based job board software	333

Total purchase price	$22,092

The following proforma information is based upon the historical results of the Company and OnStaff as if the acquisition had occurred on January 1, 2001:

	Years Ended
	December 29, 2002	December 30, 2001
	(in thousands except per share amounts) (unaudited)
Net revenues	$143,114	$208,901
Net loss	$(22,526)	$(46,029)
Diluted loss per share	$(1.81)	$(3.40)

Note 3.    Amendment to Bank Line of Credit

On July 12, 2002, the Company entered into an $18.0 million revolving credit facility which was due May 1, 2004. As of December 29, 2002, there was $10 million outstanding on the bank line of credit at an interest rate of 4.25%. The Company was not in compliance with the required financial covenants as of December 29, 2002. On February 3, 2003, the bank waived such financial covenant violations. On March 24, 2003, the Company entered into an amended agreement with the bank which expires January 1, 2004. Significant terms and conditions of the amended agreement are as follows:

•	Borrowings available are $12,000,000; reduced to $10,000,000 beginning June 15, 2003; and reduced to $9,000,000 beginning September 15, 2003. Total borrowings are limited to 75% of eligible accounts receivable, reduced to 70% beginning July 15, 2003.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Interest is at prime plus 1.5%; increased to prime plus 3.0% beginning June 15, 2003 (April 21, 2003 if the Company does not receive a financing proposal from another acceptable financial lender); and increased to prime plus 5.0% beginning September 15, 2003.

•	The bank amended financial covenants related to profitability, tangible net worth and cash balances, and specific ratios of working capital and debt to tangible net worth. Management expects that the Company will be able to remain in compliance with the amended financial covenants through January 1, 2004.

•	Borrowings are collateralized by all of the Company’s assets.

•	A bank lock box was established, whereby all Company cash receipts are first applied to the line of credit.

The Company has begun to meet and negotiate with other financial lenders in order to secure replacement financing to replace the amended bank agreement. There can be no assurance that the Company will be able to secure replacement financing on substantially similar terms or at all.

Note 4.    Property and Equipment

Property and equipment, net consists of (in thousands):

	December 29, 2002	December 30, 2001
Property and equipment	$14,748	$12,644
Land and building	2,100	2,100
Leasehold improvements	1,916	2,302

	18,764	17,046
Accumulated depreciation and amortization	(11,253)	(8,248)

Net property and equipment	$7,511	$8,798

Note 5.    Impairment of Goodwill

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 in fiscal year 2002 and, in accordance therewith, discontinued the amortization of goodwill effective December 31, 2001. The Company performed an initial impairment test as required by SFAS No. 142 as of January 1, 2002 and determined that goodwill was not impaired.

As of December 29, 2002, the Company performed its annual impairment test. Significant estimates and assumptions were used in determining the Company’s estimated fair value of each reporting unit, including forecasted volume, revenue, level of operating expenses, number of offices and profitability.

In 2002 and early 2003, sales and profitability for the Technology Professional Division have declined and on March 3, 2003, the Company announced a restructuring plan that included closure of 13 offices and termination of 69 employees. The restructuring charge, currently estimated to be between $2.4 million and

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3.0 million, will be recorded in the first quarter of fiscal 2003. Additionally, the Company’s market capitalization declined significantly beginning early in the first quarter of 2003. The closing trading price was $1.79 per share as of March 26, 2003. As a result, the Company determined, based upon such estimates and assumptions and comparison to the Company’s market capitalization in March 2003, that the estimated fair values of its reporting units were significantly less than the related carrying values as of December 29, 2002. Therefore, following the methodology required under SFAS No. 142, goodwill totaling $15.5 million was written-off as of December 29, 2002, resulting in a revised carrying amount of $11.8 million as of that date, all of which was included in the Contract Professional Staffing segment (See Note 13).

During the first quarter of 2001, the Company recorded an impairment charge pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, of approximately $26.7 million to recognize the impairment of goodwill and other intangible assets associated with the following acquisitions: TKI Acquisition Corporation, IC Planet Acquisition Corporation, Huntington Acquisition Corporation, TKO Personnel Inc., and Group-IPEX, Inc. These companies experienced significant declines in demand for their services, revenues, cash flows, and expected future growth due to declining economic conditions.

A reconciliation of previously reported net income (loss) and diluted income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands, except per share amounts)
Reported net income (loss)	$(20,648)	$(45,612)	$14,610
Add: Goodwill amortization, net of tax		508	629

Adjusted net income (loss)	$(20,648)	$(45,104)	$15,239

Diluted income (loss) per share on reported net income (loss)	$(1.66)	$(3.48)	$1.10
Add: Goodwill amortization, net of tax		0.04	0.05

Adjusted net income (loss) per share	$(1.66)	$(3.44)	$1.15

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Restructuring Costs

During 2001, the Company decided to close several offices and reduced its workforce. The Company recorded $17,048,000 for severance, lease terminations, and other costs associated with the Company’s decision to restructure operations. In 2002, restructuring income of $6,000 was comprised of $876,000 of income for the favorable resolution of certain severance and sublease agreements, offset by $870,000 of costs resulting from higher than estimated lease termination payments. The remaining accrued restructuring costs are anticipated to be paid out during fiscal year 2003, except for the rental payments related to long-term facility leases that require settlement after 2003 and are reserved as non-current restructuring costs. Restructuring liability is as follows:

		2001		2002
	Restructuring Costs	Paid	Balance December 30	Paid	Adjustments	Balance December 29
	(in thousands)
Severance	$3,614	$(2,350)	$1,264	$(796)	$(269)	$199
Lease terminations and other costs	9,461	(1,414)	8,047	(2,340)	263	5,970

Total	13,075	$(3,764)	$9,311	$(3,136)	$(6)	$6,169

Impairment of property and equipment	3,973

Total restructuring costs	$17,048

In 2003, sales and profitability for the technology reporting unit have continued to decline and on March 3, 2003, the Company announced a restructuring plan that included closure of 13 offices and termination of 69 employees. A restructuring charge, currently estimated to be between $2.4 million and $3.0 million, will be recorded in the first quarter of fiscal 2003.

Note 7.    Stockholders’ Equity

Capital Stock—The Company is authorized to issue 110,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Stockholder Notes Receivable—In January 1999, the Company loaned its Chief Executive Officer (“CEO”) $2,000,000, which bears interest at the Company’s incremental rate of borrowing plus  1/8% per annum (4.4% at December 29, 2002), compounded monthly. This loan was secured by 1,000,000 shares of the Company’s Common Stock pledged by the CEO. In January 2001, in connection with a revision of the CEO’s employment agreement, the note was amended to extend the term to January 1, 2005 and to provide, annually, beginning on January 1, 2001, that 20% of the principal amount plus accrued interest shall be forgiven, so that on January 1, 2005, no amounts will be due or owing. The amended note is secured by 433,000 shares of the Company’s Common Stock pledged by the CEO. As loan forgiveness due January 1, 2003 was recorded in 2002, the remaining balance of the note as of December 29, 2002 is $800,000.

Stock Options—The Company’s 1997 Stock Option Plan (the “Plan”), as amended, authorizes the issuance of up to 3,759,000 shares of common stock pursuant to incentive or nonqualified stock options granted under the Plan to key employees, non-employees, directors and consultants who provide services to the Company. The Plan also allows an automatic annual authorization for an additional number of shares equal to 3.0% of the number of shares of Common Stock outstanding on the first day of each calendar year. At December 29, 2002, 142,000 shares of Common Stock were available for issuance under the plan. Under the Plan, options generally are granted at fair market value at the date of grant as determined by the Board of Directors. Such options vest over periods ranging from two to five years and expire up to ten years from the grant date.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s IT Professional Stock Option Plan (the “IT Professional Plan”) was adopted by the Board of Directors in May 1997. The Company has authorized 983,000 shares of Common Stock for issuance under the IT Professional Plan, and an additional number of shares equal to 1.5% of the number of shares of Common Stock outstanding on the first day of each calendar year is automatically added to this authorization each year pursuant to the terms of the IT Professional Plan. At December 29, 2002, 990,000 shares of Common Stock were available for issuance under the IT Professional Plan. Under the IT Professional Plan, independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price no less than 85% of the fair market value of such shares on the grant date, however, to date, none have been granted. Options under the IT Professional Plan are generally vested based upon the tenure of the IT Professional and expire ten years from grant date.

The Company’s 2000 Stock Option Plan (the “2000 Plan”) adopted by the Board of Directors, authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to nonqualified stock options granted under the 2000 Plan to key employees who provide services to the Company. Under the 2000 Plan, options generally are granted at fair market value at the date of the grant as determined by the Board of Directors. Such options vest over five years and expire up to ten years from the grant date.

In July 2001 the Company completed a Tender Offer to exchange outstanding options to purchase shares of common stock having an exercise price per share of $15.00 or more for new options at current market price. Employee options to purchase 993,000 shares of common stock at an average price of $24.12 were cancelled as of July 19, 2001 and new option grants to purchase 768,000, equivalent to 95% of the shares represented by the continuing options tendered, were issued at $8.21 per share on January 22, 2002. None of the Company’s senior executive officers participated in the exchange.

Activity under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 26, 1999	2,104,000	$8.12
Granted (weighted average fair value of $4.22 per share)	1,828,000	$25.44
Canceled	(320,000)	$12.92
Exercised	(724,000)	$6.52

Balance, December 31, 2000	2,888,000	$18.95
Granted (weighted average fair value of $6.46 per share)	640,000	$10.09
Canceled	(1,783,000)	$21.47
Exercised	(74,000)	$4.60

Balance, December 30, 2001	1,671,000	$13.48
Granted (weighted average fair value of $3.36 per share)	2,574,000	$7.29
Canceled	(352,000)	$11.25
Exercised	(77,000)	$5.40

Balance, December 29, 2002	3,816,000	$9.67

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of December 29, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30–$ 5.97	660,000	8.62	$5.18	138,000	$4.90
$6.00–$ 7.00	637,000	8.95	$6.66	88,000	$6.57
$7.04–$ 7.45	761,000	8.72	$7.42	438,000	$7.42
$7.50–$ 8.14	171,000	6.80	$7.75	103,000	$7.75
$8.21–$ 8.21	706,000	7.93	$8.21	445,000	$8.21
$8.29–$41.13	881,000	7.22	$18.69	503,000	$19.94

$0.30–$41.13	3,816,000	8.16	$9.67	1,715,000	$11.07

At December 29, 2002, 1,223,000 shares of common stock were available for future option grants. As of December 30, 2001 and December 31, 2000 the number of shares of common stock underlying exercisable options were 753,000 and 572,000 respectively, with a weighted average exercise price of $13.21 and $8.83 per share, respectively.

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 23, 1997. A total of 150,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Employees are eligible to participate if they are employed by the Company for more than 20 hours per week and have been employed for at least ninety days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s cash compensation, nor more than 1,000 shares per participant on any purchase date. The purchase price of stock under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period or on the purchase date. The Board may amend or terminate the Purchase Plan immediately after the close of any purchase date. As of December 29, 2002, the Company has not implemented the Purchase Plan.

Note 8.    Net Income (Loss) per Share

Basic net income (loss) per share is calculated using only the weighted average number of common shares outstanding. Diluted net income (loss) per share also includes in the calculation the dilution that could occur if convertible securities and contracts to issue common stock were converted or exercised.

In calculating the net loss per share for the years ended December 29, 2002 and December 30, 2001, 123,000 and 212,000 options, respectively, were excluded because they are antidilutive. For the year ended December 31, 2000, 88,000 options at prices exceeding market value were excluded from the determination of common stock equivalents for purposes of calculating diluted weighted average shares.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of basic weighted average common shares to diluted weighted average common shares follows (in thousands):

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
Basic weighted average common shares outstanding	12,475	13,121	12,357
Stock options	—	—	910

Diluted weighted average shares outstanding	12,475	13,121	13,267

Note 9.    Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands)
Current:
Federal	$(1,895)	$(8,182)	$9,557
State	(551)	(240)	2,817

	(2,446)	(8,422)	12,374

Deferred:
Federal	(700)	(9,947)	(1,477)
State	276	(2,440)	(433)

	(424)	(12,387)	(1,910)

Total provision (benefit)	$(2,870)	$(20,809)	$10,464

The Company’s effective tax rate differs from the federal statutory rate as follows:

	2002	2001	2000
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income tax taxes, net of federal benefit	0.7	2.6	6.1
Amortization of impaired goodwill	—	(6.4)	—
Valuation allowance	(23.0)
Other items, net	(0.6)	0.1	0.7

	12.1%	31.3%	41.8%

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes are as follows:

	December 29, 2002	December 30, 2001
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,020	$1,025
Accrued expenses	2,959	4,138
Net operating loss and other credit carryforwards	8,179	5,096
Goodwill and purchased intangibles	9,172	4,444
Other	73	73

Total deferred tax assets	21,403	14,776

Deferred tax liabilities:
Depreciation and amortization	(217)	(220)
Valuation allowances	(6,206)	—

Net deferred income taxes	$14,980	$14,556

At December 29, 2002, the Company had gross net operating loss carryforwards of approximately $14.6 million and $33.2 million for federal income tax purposes and state income tax purposes, respectively, expiring at various dates through 2022.

A valuation allowance is required if management concludes that it is more likely than not that a deferred tax asset will not be realized. In 2002, the Company recorded a valuation allowance of $6.2 million to reflect the amount of net deferred income taxes management believes is more likely than not to be realized. In addition, realization of the loss carryforwards is dependent on generating sufficient taxable income in certain tax jurisdictions prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the loss carryforwards will be realized. The amount of the loss carryforwards that is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Commitments and Contingencies

Lease Commitments—The Company leases its office facilities under various non-cancelable operating leases, which expire through 2008, and certain computers under capital leases. Rent expense included in operating expenses for 2002, 2001, and 2000 was approximately $4,425,000, $5,155,000, and $4,688,000, respectively. Future minimum payments under all capital and operating leases are as follows:

	Capital	Operating
	(in thousands)
Fiscal years ending:
2003	$48	$6,022
2004	39	4,701
2005	5	2,519
2006		1,258
2007		838
Thereafter		399

	$92	$15,737

Less amount representing interest	5

Present value of net minimum lease payments	87
Less current portion	44

Long-term obligations under capital leases	$43

Future minimum lease payments listed above include $5,970,000, net of expected sublease income of $977,00, that were considered in the reserve for restructuring costs as of December 29, 2002 (See Note 6).

Contingencies—The Company is party to various legal actions in the course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the ultimate resolution of all such pending matters will not have a material adverse effect on the Company’s financial statements taken as a whole.

Note 11.    Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering substantially all employees with at least 90 days of continuous service. Employees may contribute up to 15% of their eligible compensation to the maximum amount allowed by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may match employee contributions. The Company did not make any matching contributions in 2002, 2001 and 2000.

The Company has a nonqualified deferred compensation plan for officers and other key employees. The plan is funded by employee contributions through payroll withholding and employees are fully vested from the start of their participation in the plan. The Company makes no matching contributions to the plan. The long term deferred compensation liability was $1.1 million and $1.3 million at December 29, 2002 and December 30, 2001, respectively, and is included in accrued compensation and deferred rent in the accompanying consolidated balance sheets. Employee contributions are invested through a “rabbi trust” whose assets (Company-owned life insurance policies) will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. Such assets are carried at the cash surrender value of the related insurance policy, were $ 1.0 million at December 29, 2002 and $1.3 million at December 30, 2001, and were included in other assets in the accompanying consolidated balance sheets.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Related Party Transactions

During 2001 the Company entered into a sponsorship agreement with BayPac Racing, Inc. an entity that owns three racing automobiles and is owned by the CEO’s husband. The events were used by the Company as a marketing vehicle to entertain existing and potential clients. During 2002 and 2001, the Company paid BayPac Racing, Inc. $250,000 and $560,000, respectively, for sponsorship agreements and an additional $4,000 in 2002 for related travel costs.

Note 13.    Business Segment Reporting

Our operations are divided into two business segments, Contract Professional Staffing and Permanent Placement Services. The Contract Professional Staffing segment provides temporary staffing to clients on a contract basis. The cost of revenues for this segment is the salaries, employment taxes and other direct labor costs for the contracted employees. The Permanent Placement Services segment recruits and delivers professionals for direct hire by our clients. This segment has no cost of revenues; all expenses are included in operating costs. Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company does not segregate its business segments by assets. Results of operations by business segments are as follows:

	December 29, 2002	December 30, 2001	December 31, 2000
Contract Professional Staffing:
Net revenues	$115,644	$149,515	$225,323
Cost of revenues	80,744	100,834	147,539

Gross Profit	$34,900	$48,681	$77,784

Permanent Placement:
Net revenues	$4,784	$24,321	$71,168
Cost of revenues	—	—	—

Gross Profit	$4,784	$24,321	$71,168

Net revenues to unaffiliated customers by geographic area are as follows:

	Years Ended
	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands)
United States	$118,679	$171,388	$293,045
Other	1,749	2,448	3,446

Total	$120,428	$173,836	$296,491

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Quarterly Financial Data (Unaudited)

The following table shows certain quarterly financial data for 2002 and 2001:

	Quarter
2002(1)	March 31		June 30		September 29	December 29
	(in thousands, except per share amounts)
Total net revenues	$24,477		$24,851		$31,943	$39,157
Gross profit	8,320		8,623		10,775	11,966
Income (loss) before income taxes	(4,013)		(1,449)		832 (2)	(18,888	)(3)
Net income (loss)	(2,380)		(859)		244	(17,653)
Net income (loss) per share—Basic	(0.19)		(0.07)		0.02	(1.39)
Net income (loss) per share—Diluted	(0.19)		(0.07)		0.02	(1.39)

	Quarter
2001	April 1		July 1		September 30	December 30
	(in thousands, except per share amounts)
Total net revenues	$60,911		$47,688		$36,692	$28,545
Gross profit	28,242		20,819		13,719	10,222
Loss before income taxes	(36,777	)(4)	(1,974	)(5)	(5,798)	(21,872	)(6)
Net loss	(26,400)		(1,204)		(3,468)	(14,540)
Net loss per share—Basic	(2.00)		(0.09)		(0.26)	(1.13)
Net loss per share—Diluted	(2.00)		(0.09)		(0.26)	(1.13)

(1)	Includes results for the OnStaff acquisition from August 2002.
(2)	Includes favorable adjustment to restructuring costs of $876,000.
(3)	Includes restructuring costs of $870,000 and write-off of goodwill of $15,478,000.
(4)	Includes restructuring costs of $4,610,000 and write-off of goodwill of $26,736,000.
(5)	Includes restructuring costs of $816,000.
(6)	Includes restructuring costs of $11,622,000.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hall, Kinion & Associates, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hall, Kinion & Associates, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

San Francisco, California

March 26, 2003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The information required by Items 10, 11, 12 (other than information required by Section 201(d) of Regulation S-K) and 13 of Part III is incorporated by reference from the registrant’s Proxy Statement, under the captions Nomination and Election of Directors, Beneficial Stock Ownership, Compensation of Directors, Compensation of Executive Officers and Compensation Committee Interlocks and Insider Participation of Insider Participation and Certain Transactions, which Proxy Statement will be mailed to stockholders in connection with the registrant’s annual meeting of stockholders which is scheduled to be held on May 21, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Company has three stock option plans. The Company’s 1997 Stock Option Plan (the “1997 Plan”) authorizes the issuances of options covering up to 3,759,000 shares of common stock. The 1997 Plan provides for an automatic annual increase in the number of number of shares covered by the 1997 Plan equal to 3.0% of the number of shares of common stock outstanding on the first day of each calendar year. The IT Professional Stock Option Plan (the “IT Plan”) authorizes the issuance of options covering up to 983,00 shares of common stock and provides for an automatic annual increase in the number of shares covered by the IT Plan equal to 1.5% of the number of shares of common stock outstanding on the first day of each calendar year. The Company’s 2000 Stock Option Plan (the “2000 Plan”) authorizes the issuance of options covering up to 1,000,000 shares of common stock. The 2000 Plan does not contain any provisions for automatic increases in the number of shares covered by the 2000 Plan. See Note 7 to consolidated financial statements for information regarding other terms of the plans. The IT Plan was established while the Company was still privately held and did not require stockholder approval. The 1997 Plan was approved by the stockholders. The 2000 Plan does not require stockholder approval. The Company also has an Employee Stock Purchase Plan, which was approved by stockholders, but has never been implemented.

The following table sets forth information as of December 29, 2002 with respect to the Company’s stock option plans.

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Plans(1)
Plans approved by stockholders (1997 Plans and IT Plan)	2,913,000	$10.24	1,132,000
Plans not approved by stockholders (2000 Plan)	903,000	$7.82	91,000

(1)	Excludes shares included in first column. Also excludes shares which will be covered under the 1997 Plan and the ITP Plan pursuant to provisions for annual automatic increase described above.

Item 14.	Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Disclosure controls are procedures designed with the objective of ensuring that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported timely Disclosure controls also are designed with the objective to insuring that such information is communicated to our management, as appropriate, to allow timely judgments concerning required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that (i) transactions are properly authorized; (ii) assets are safeguarded against unauthorized or improper use and (iii) transactions are properly recorded and reported, in order to permit the preparation of our financial statements in accordance with generally accepted accounting principles.

A control system, even if well conceived and implemented can only provide reasonable assurance rather than absolute assurance that the goals of the control system are met. There are inherent limitations in all control systems due to resource constraints and other factors, such as assumptions regarding the likelihood of future events and new business conditions, the fact that judgments may, with the benefit of hindsight, prove to be incorrect, and the fact that breakdowns can occur because of simple error or mistake, as well as a result of fraudulent activity. As a result of these limitations, it is possible that misstatements due to error or fraud may occur and not be detected.

The evaluation of our disclosure controls and internal controls included a review of the design and objectives and implementation throughout the company. Our management seeks to identify errors, control problems or instances of fraud and to confirm that appropriate corrective action is implemented as appropriate. Our internal controls are also reviewed on an ongoing basis by our internal audit department and our independent auditors, in connection with their audit and review activities.

In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer advised the Company that, since the date of their evaluation, there have been no significant changes in internal controls or other factors that could significantly affect the internal controls.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, subject to the above limitations, the Company’s disclosure controls are effective to ensure that material information relating to the Company and its subsidiaries is communicated to management, and that the Company’s internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in accordance with generally accepted accounting principles.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.    Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Page
Consolidated Balance Sheets at December 29, 2002 and December 30, 2001	23

Consolidated Statements of Operations for the years ended December 29, 2002, December 30, 2001 and December 31, 2000	24

Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2002, December 30, 2001 and December 31, 2000	25

Consolidated Statements of Cash Flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000	26

Notes to Consolidated Financial Statements	27

Selected Quarterly Financial Data for the years ended December 29, 2002 and December 30, 2001 are set forth in Note 14—Quarterly Financial Data (Unaudited)	40

Independent Auditors’ Report	41

(a)  2.    Financial Statement Schedules

Not applicable

(a)  3.    Exhibits

2.1

OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibits 2.1 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.2

HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibits 2.2 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.3

BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibits 2.3 filed with the Company’s report on Form 8-K dated August 23, 2002.

3.1

Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997 incorporated by reference as exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.1

Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein incorporated by reference as exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

4.2

Specimen Common Stock certificate incorporated by reference as exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

4.4	Registration Rights Agreement incorporated by reference as exhibits 4.4 filed with the Company’s report on Form 8-K dated August 23, 2002.

10.1

Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers incorporated by reference as exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

10.2

The Registrant’s 1997 Stock Option Plan incorporated by reference as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.3

The Registrant’s Employee Stock Purchase Plan incorporated by reference as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

10.4

Revolving Credit Note and Revolving Loan and Security Agreement between the Registrant and Comerica Bank incorporated by reference as exhibit 10.4 to the Registrant’s Report on Form 10-Q, filed September 29, 2002.

10.5

Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant incorporated by reference as exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

10.6	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes incorporated by reference as exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.7	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant incorporated by reference as exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.8

The Registrant’s 2000 Stock Option Plan incorporated by reference as exhibit 4.0 to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000.

10.9	The Registrant’s E2 Equity Edge Cash Equity Plan incorporated by reference as exhibit 10.19 to the Registrant’s Report on Form 10-K filed March 27, 2001.

10.10

First Amendment to Revolving Loan and Security Agreement between the Registrant and Comerica Bank dated August 9, 2002 incorporated by reference as exhibits 10.10 filed with the Company’s report on Form 8-K dated August 23, 2002.

10.11	Second Amendment to Revolving Loan and Security Agreement between Registrant and Comerica Bank dated November 26, 2002.

10.12	Third Amendment to Revolving Loan and Security Agreement between Registrant and Comerica Bank dated March 24, 2003.

10.13	Employment and Non-Competition Agreement dated August 9, 2002 between Registrant and Jeffrey A. Evans.

21.1	Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent

99.1	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

On October 23, 2002, we filed a Form 8-K providing financial statements related to the acquisition of certain assets and the assumption of certain liabilities of OnStaff and related entities on August 9, 2002. The financial statements included OnStaff Combined Financial Statements for the Seven Months Ended July 31, 2002 (Unaudited) and 2001 (Unaudited) and as of and for the year ended December 31, 2001, the Unaudited Pro Forma Balance Sheet as of June 30, 2002 and Unaudited Pro Forma Statements of Operations for the six months ended June 30, 2002 and the year ended December 31, 2001. The acquisition was previously announced on a Form 8-K filed on August 23, 2002.

On October 29, 2002, we filed a Form 8-K announcing preliminary third quarter financial results for the quarter ended September 29, 2002.

(c)  Exhibits.

See Item 15(a)(3) above.

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
Martin A. Kropelnicki Vice President and Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date:    March 31, 2003

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brenda C. Rhodes and Martin A. Kropelnicki, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitutes or substituted, may lawfully do or cause to be done by virtue hereof. This Form 10-K may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ BRENDA C. RHODES Brenda C. Rhodes	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	March 31, 2003

/s/ JON H. ROWBERRY Jon H. Rowberry	Director	March 31, 2003

/s/ TODD J. KINION Todd J. Kinion	Director	March 31, 2003

/s/ JACK F. JENKINS-STARK Jack F. Jenkins-Stark	Director	March 31, 2003

/s/ HERBERT I. FINKELMAN Herbert I. Finkelman	Director	March 31, 2003

/s/ MICHAEL S. STEIN Michael S. Stein	Director	March 31, 2003

/s/ MARTIN A. KROPELNICKI Martin A. Kropelnicki	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 31, 2003

CERTIFICATIONS

I, Brenda C. Rhodes, certify that:

1.    I have reviewed this annual report on Form 10-K of Hall, Kinion & Associates, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRENDA C. RHODES
Brenda C. Rhodes Chief Executive Officer

Date:    March 31, 2003

I, Martin A. Kropelnicki, certify that:

1.    I have reviewed this annual report on Form 10-K of Hall, Kinion & Associates, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MARTIN A. KROPELNICKI
Martin A. Kropelnicki Chief Financial Officer

Date:    March 31, 2003

EXHIBIT INDEX

Exhibits
2.1

OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibits 2.1 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.2

HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibits 2.2 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.3

BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibits 2.3 filed with the Company’s report on Form 8-K dated August 23, 2002.

3.1

Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997 incorporated by reference as exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.1

Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein incorporated by reference as exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

4.2

Specimen Common Stock certificate incorporated by reference as exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

4.4	Registration Rights Agreement incorporated by reference as exhibits 4.4 filed with the Company’s report on Form 8-K dated August 23, 2002.

10.1

Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers incorporated by reference as exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

10.2

The Registrant’s 1997 Stock Option Plan incorporated by reference as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.3

The Registrant’s Employee Stock Purchase Plan incorporated by reference as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

10.4

Revolving Credit Note and Revolving Loan and Security Agreement between the Registrant and Comerica Bank incorporated by reference as exhibit 10.4 to the Registrant’s Report on Form 10-Q, filed September 29, 2002.

Exhibits

10.5

Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant incorporated by reference as exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

10.6	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes incorporated by reference as exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.7	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant incorporated by reference as exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.8

The Registrant’s 2000 Stock Option Plan incorporated by reference as exhibit 4.0 to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000.

10.9	The Registrant’s E2 Equity Edge Cash Equity Plan incorporated by reference as exhibit 10.19 to the Registrant’s Report on Form 10-K filed March 27, 2001.

10.10

First Amendment to Revolving Loan and Security Agreement between the Registrant and Comerica Bank dated August 9, 2002 incorporated by reference as exhibits 10.10 filed with the Company’s report on Form 8-K dated August 23, 2002.

10.11	Second Amendment to Revolving Loan and Security Agreement between Registrant and Comerica Bank dated November 26, 2002.

10.12	Third Amendment to Revolving Loan and Security Agreement between Registrant and Comerica Bank dated March 24, 2003.

10.13	Employment and Non-Competition Agreement dated August 9, 2002 between Registrant and Jeffrey A. Evans.

21.1	Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent

99.1	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002