Form 10-Q
period 2003-03-30
HALL KINION & ASSOCIATES INC
filed 2003-05-12
CIK 1009657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-22869

HALL, KINION & ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0337705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rowland Way Suite 200 Novato, California	94945
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (415) 895-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2003: 12,582,263 shares of common stock.

HALL, KINION & ASSOCIATES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	March 30, 2003	December 29, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$867	$8,571
Accounts receivable, net of allowance for doubtful accounts of $2,451 at March 30, 2003 and $2,544 at December 29, 2002	21,782	17,804
Prepaid expenses and other current assets	1,228	1,554
Deferred income taxes	3,925	3,925

Total current assets	27,802	31,854
Property and equipment, net	6,747	7,511
Goodwill	11,812	11,849
Intangible assets, net	10,640	10,859
Deferred income taxes and other assets	13,757	12,833

Total assets	$70,758	$74,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of credit	$8,751	$10,000
Accounts payable	4,051	2,874
Accrued compensation and payroll taxes	3,175	2,774
Accrued employee benefits	1,591	1,713
Accrued liabilities	2,916	3,747
Reserve for restructuring costs	3,145	3,014
Income taxes payable	834	816

Total current liabilities	24,463	24,938
Accrued compensation and deferred rent	3,064	3,046
Reserve for non-current restructuring costs	3,746	3,155

Total liabilities	31,273	31,139

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,582 at March 30, 2003 and 12,684 at December 29, 2002	84,712	85,036
Stockholder notes receivable	(700)	(800)
Accumulated other comprehensive loss	(103)	(103)
Accumulated deficit	(44,424)	(40,366)

Total stockholders’ equity	39,485	43,767

Total liabilities and stockholders’ equity	$70,758	$74,906

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Net revenues:
Contract services	$37,858	$23,126
Permanent placement	1,122	1,351

Total net revenues	38,980	24,477
Cost of contract services	27,604	16,157

Gross profit	11,376	8,320
Operating expenses:
Selling, general and administrative	13,055	12,500
Restructuring costs	2,261

Loss from operations	(3,940)	(4,180)
Interest income	25	168
Interest and other expense	(143)	(1)

Loss before income taxes	(4,058)	(4,013)
Income tax benefit		(1,633)

Net loss	$(4,058)	$(2,380)

Net loss per share:
Basic	$(0.32)	$(0.19)
Diluted	$(0.32)	$(0.19)
Shares used in per share computation:
Basic	12,583	12,320
Diluted	12,583	12,320

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(4,058)	$(2,380)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	871	938
Deferred income taxes		541
Non-cash restructuring costs	2,261
Stockholder note receivable forgiveness	100	100
Changes in assets and liabilities:
Accounts receivable	(3,978)	307
Prepaid expenses and other assets	(603)	348
Accounts payable and accrued liabilities	(2,788)	(2,806)
Income taxes receivable	18	5,665

Net cash provided by (used for) operating activities	(8,177)	2,713

Cash flows from investing activities:
Maturity of investments		8,200
Purchase of property and equipment	(185)	(461)

Net cash provided by (used for) investing activities	(185)	7,739

Cash flows provided by financing activities:
Repayment of line of credit	(1,249)
Bank overdraft	2,231
Repurchase of common stock	(324)
Proceeds from exercise of options		87

Net cash provided by financing activities	658	87

Net increase (decrease) in cash and cash equivalents	(7,704)	10,539
Cash and cash equivalents, beginning of period	8,571	15,488

Cash and cash equivalents, end of period	$867	$26,027

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$48	$72
Interest	$107	$9

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation. The condensed consolidated financial statements have been prepared by Hall, Kinion & Associates, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these financial statements in conjunction with the financial statements and notes thereto included in the Company’s 10-K for the fiscal year ended December 29, 2002.

The unaudited interim financial information as of March 30, 2003 and for the three months ended March 30, 2003 and March 31, 2002 have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring accruals plus certain adjustments disclosed in note 5) necessary for a fair presentation of this information. Operating results for the three months ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

2. Stock Based Compensation. In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure was issued. This statement amends the previous standard, APB Opinion No. 25, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to a fair value based method of accounting for stock-based employee compensation and amends disclosure provisions of that standard to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to such compensation. The Company intends to continue to account for stock-based compensation in accordance with APB Opinion No. 25 and will provide the prominent disclosures required.

At March 30, 2003, the Company had three stock-based employee compensation plans, all of which it accounts for under APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share amounts):

	Three Months Ended
	March 30, 2003	March 31, 2002
Net loss, as reported	$(4,058)	$(2,380)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(823)	(1,563)

Pro forma net loss	$(4,881)	$(3,943)

Earnings per share:
Basic—as reported	$(0.32)	$(0.19)
Basic—pro forma	$(0.39)	$(0.32)
Diluted—as reported	$(0.32)	$(0.19)
Diluted—pro forma	$(0.39)	$(0.32)

3. Cash Overdraft. The Company’s banking arrangement requires that all cash deposits received through its lockbox be applied to reduce the outstanding balance on the bank line of credit. The Company then draws against the available line of credit the estimated amount required for operations. As of March 30, 2003, the Company had $2,231,000 of outstanding checks in excess of cash on deposit at the bank on which the checks were drawn and had adequate cash and line of credit availability to cover the obligations. The cash overdraft of $2,231,000 is included in accounts payable at March 30, 2003. There was no cash overdraft as of December 29, 2002.

4. Restricted Cash. Approximately $949,000 of cash restricted to cover outstanding letters of credit related to leases and self-insurance programs is reflected on the condensed consolidated balance sheet as of March 30, 2003 under deferred income taxes and other assets.

5. Restructuring Costs. During the quarter ended March 30, 2003, the Company closed 13 offices and terminated 69 employees and recorded a restructuring charge of $2,261,000.

In April 2003 the Company closed its London office and expects to record a charge of $300,000 to $700,000 for lease termination and severance costs in the second quarter of 2003. The remaining accrued restructuring costs are anticipated to be paid out during fiscal year 2003, except for the rental payments related to long-term facility leases that require settlement in 2004 and beyond and are reserved as non-current restructuring costs.

The total and remaining reserve for restructuring costs as of March 30, 2003 is as follows:

	Severance	Lease Termination Costs	Sub-Total	Impairment of Property & Equipment	Total Restructuring Costs
	(in thousands)
Balance at December 29, 2002	$199	$5,970	$6,169
Additions	517	1,551	2,068	$193	$2,261
Paid	(558)	(788)	(1,346)

Balance March 30, 2003	$158	$6,733	$6,891

6. Net Loss per Share. Basic net loss per share is calculated using only the weighted average number of common shares outstanding. Diluted net loss per share also includes in the calculation the dilution that could occur if convertible securities and contracts to issue common stock were converted or exercised. In calculating the net loss per share for the three months ended March 30, 2003 and March 31, 2002, 42,000 and 136,000 options, respectively, were excluded because they are antidilutive.

A reconciliation of basic weighted average common shares to diluted weighted average common shares follows (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
Basic weighted average common shares outstanding	12,582	12,320
Stock options	—	—

Diluted weighted average shares outstanding	12,582	12,320

7. Comprehensive Loss. SFAS No. 130, Reporting Comprehensive Income, requires reporting by major components and as a single total, the change in the Company’s net assets during the period from nonowner sources. For the three months ended March 30, 2003 and March 31, 2002, the change in net assets from nonowner sources was $0 and $1,000, respectively, for the change in the accumulated translation adjustment and other comprehensive loss, and the comprehensive loss was $4,058,000 and $2,379,000, respectively.

8. Acquisition of OnStaff. On August 9, 2002, the Company acquired certain net assets and assumed certain liabilities of OnStaff, a privately-held group of companies that provides temporary and full-time employees in the real estate, finance and healthcare industries. In addition to the purchase price of $22.1 million, the Company agreed to pay OnStaff up to $13.0 million over three years contingent upon the achievement of certain milestones.

The following pro forma information is based upon the historical results of the Company and OnStaff as if the acquisition had occurred on January 1, 2002:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands)
Net revenues	$38,980	$34,610
Net loss	$(4,058)	$(2,444)
Diluted loss per share	$(0.32)	$(0.19)

9. Business Segment Reporting. The Company’s operations are divided into two business segments, Contract Professional Staffing and Permanent Placement Services. The Contract Professional Staffing segment provides temporary staffing to clients on a contract basis. The cost of revenues for this segment is the salaries, employment taxes and other direct labor costs for the contracted employees. The Permanent Placement Services segment recruits and delivers professionals for direct hire by our clients. This segment has no cost of revenues; all expenses are included in operating costs. Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company does not segregate its assets by business segments. Results of operations by business segments are as follows:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands)
Contract Professional Staffing:
Net revenues	$37,858	$23,126
Cost of revenues	27,604	16,157

Gross Profit	10,254	6,969

Permanent Placement:
Net revenues	1,122	1,351
Cost of revenues	—	—

Gross Profit	$1,122	$1,351

10. Amendment to Bank Line of Credit. On March 24, 2003, the Company entered into an amended agreement with the bank that expires January 1, 2004. Significant terms and conditions of the amended agreement are as follows:

•	Borrowings available are $12,000,000; reduced to $10,000,000 beginning June 15, 2003; and reduced to $9,000,000 beginning September 15, 2003. Total borrowings are limited to 75% of eligible accounts receivable, reduced to 70% beginning July 15, 2003.

•	Interest is at prime plus 1.5%; increased to prime plus 3.0% beginning June 15, 2003; and increased to prime plus 5.0% beginning September 15, 2003.

•	The bank amended financial covenants related to profitability, tangible net worth and cash balances, and specific ratios of working capital and debt to tangible net worth. Management expects that the Company will be able to remain in compliance with the amended financial covenants through January 1, 2004.

•	Borrowings are collateralized by all of the Company’s assets.

•	A bank lockbox was established, whereby all Company cash receipts are first applied to the line of credit.

The Company has begun to meet and negotiate with other financial lenders in order to secure replacement financing to replace the amended bank agreement. There can be no assurance that the Company will be able to secure replacement financing on substantially similar terms or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

•	our business and growth strategies;
•	the markets we serve; and
•	financing and liquidity.

We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as “may”, “hope”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of and changes in demand for qualified professionals for temporary or permanent placement, changes in the general economic conditions of the North American markets as well as the regional markets in which the Company operates, changes in the demand for mortgages which are affected by interest rates, housing prices and other economic conditions, changes in the relative mix between our contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into and exit from vertical and geographic markets, the addition or closing of offices, the structure and timing of acquisitions, and others listed under “Risk Factors”, elsewhere in this report, and in our other Securities and Exchange Commission filings. See Managements’ Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for information regarding critical accounting policies and estimates.

We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis primarily to information technology (IT) clients in IT and other industries and to the real estate and healthcare industries. As of March 30, 2003, we had 56 offices in 50 locations. Our Contract Services group provides specialized corporate professionals on a short-term contract basis and accounted for 97.1% of our net revenues for the three months ended March 30, 2003 and 94.5% for the three months ended March 31, 2002. Our Permanent Placement Services group provides specialized IT and other professionals on a permanent basis and accounted for 2.9% of our net revenues for the three months ended March 30, 2003 and 5.5% for the three months ended March 31, 2002.

Our net revenues are derived principally from the hourly billings of our corporate professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first and fourth fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each corporate professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a corporate professional commences employment or, in the case of retained searches, upon completion of our contractual obligations. We have a broad client base and no single customer provided more than 5% of total revenue during the quarter ended March 30, 2003.

Primarily as a result of the acquisition of OnStaff in August 2002, we reported an increase in revenue and gross profit in the first quarter of 2003. Net revenues increased to $39.0 million for the three months ended March 30, 2003 from $24.5 million for the three months ended March 31, 2002, representing a 59.3% increase. OnStaff contributed $17.4 million of the revenue in the first quarter of 2003. The number of contract employees placed with our clients increased 214%, from 850 as of March 31, 2002 to 2,675 as of March 30, 2003. The latter included 1,883 placed through OnStaff. The higher revenue and increase in contract employees was obtained and serviced while reducing sales, sales support, and administrative staffing 6.8%. Our revenue producing sales and sales support personnel decreased 11.5% from 279 as of March 31, 2002 to 247 as of March 30, 2003, partially offset by an increase of 14.8% in administrative employees from 61 to 70 as of the same date.

Results of Operations for the Three Months Ended March 30, 2003 and March 31, 2002

Net Revenues

Net revenues increased 59.2% to $39.0 million for the three months ended March 30, 2003 from $24.5 million for the three months ended March 31, 2002. Net revenues from our Contract Services group increased 64.1% to $37.9 million for the three months ended March 30, 2003 from $23.1 million for the three months ended March 31, 2002. Net revenues from our Permanent Placement Services group were $1.1 million for the three months ended March 30, 2003 and $1.4 million for the three months ended March 31, 2002, representing a decrease of 21.4%. The increase in net revenues was due primarily to the acquisition of OnStaff in August 2002.

Gross Profit

Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT and corporate professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, since there are no direct costs associated with such revenues. Gross profit was $11.4 million or 29.2% of net revenue for the three months ended March 30, 2003 compared to $8.3 million or 34.0% for the three months ended March 31, 2002. The gross margin decreased as a result of the lower margins on the new OnStaff business, the lower percentage of business in high margin Permanent Placement Services, and lower margins for the continuing Contract Services business, with the latter two attributed primarily to the current economic conditions and their impact on business spending and the resulting competitive pressures in the staffing industry.

Operating Expenses

Operating expenses consist primarily of employee and facilities costs. Operating expenses were $15.3 million for the three months ended March 30, 2003 compared to $12.5 million for the three months ended March 31, 2002. Operating expenses increased $2.8 million or 22.5% over the same quarter last year primarily as a result of restructuring expenses of $2.3 million recorded this year (versus none in the same quarter last year) and the addition of OnStaff operating expenses of $3.2 million, partially offset by reductions this quarter compared to the same quarter last year of $2.0 million in staffing costs and $0.9 million in facility costs for operations excluding OnStaff. The 2003 restructuring charge related to the closure of 13 offices and termination of 69 employees. Operating expenses as a percentage of net revenues decreased to 39.3% for the three months ended March 30, 2003 from 51.1% for the three months ended March 31, 2002. Excluding the restructuring charge this quarter, operating expenses were 33.5% of net revenue.

Interest/Other Income/Expense, Net

Interest/other income/expense, net was a net expense of $118,000 for the three months ended March 30, 2003 compared to a net income of $167,000 for the three months ended March 31, 2002. Primarily as a result of cash and credit used to fund the purchase of OnStaff and its working capital, interest income this quarter was $143,000 less than the same quarter last year and interest expenses were $99,000 higher.

Income Taxes

No income tax benefit was recorded in the quarter ended March 30, 2003. The Company recorded a 100% valuation allowance against the income tax benefit due to the uncertainty of realizing such net operating loss carryforwards. Management currently expects to record no income tax benefit or provision for the fiscal year ending December 28, 2003. The effective tax rate for the three months ended March 31, 2002 was 40.7%.

Net Loss

The net loss increased to $4.1 million for the three months ended March 30, 2003 compared to $2.4 million for the three months ended March 31, 2002. We experienced a net loss this quarter primarily due to lower gross margins attributed to current economic conditions and the restructuring charge of $2.3 million this quarter.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under our revolving line of credit with a commercial bank. Our operating activities used $8.2 million for the three months ended March 30, 2003 compared to providing $2.7 million for the three months ended March 31, 2002. The use of funds this quarter is primarily attributable to funding the net loss of $4.1 million and an increase in accounts receivable of $4.0 million primarily due to our OnStaff business. The decrease in operating cash flow compared to the three months ended March 31, 2002 is primarily due to that quarter including $5.7 million in tax refunds.

The principal use of cash by investing activities for the three months ended March 30, 2003 was $150,000 for software licenses and implementation services.

The principal source of cash provided by financing activities for the three months ended March 30, 2003 was $2.2 million in cash overdrafts that represents net checks outstanding at one bank. The Company’s banking arrangement requires that all cash deposits received through its lockbox be applied to reduce the outstanding balance on the bank line of credit. The Company then draws against the available line of credit the estimated amount required for operations. As of March 30, 2003, the Company had had adequate cash and line of credit availability to cover the outstanding checks. There was no cash overdraft as of March 31, 2002.

On March 24, 2003, we entered into an amended agreement with the bank that expires January 1, 2004. Significant terms and conditions of the amended agreement are as follows:

•	Borrowings available are $12,000,000; reduced to $10,000,000 beginning June 15, 2003; and reduced to $9,000,000 beginning September 15, 2003. Total borrowings are limited to 75% of eligible accounts receivable, reduced to 70% beginning July 15, 2003.

•	Interest is at prime plus 1.5%; increased to prime plus 3.0% beginning June 15, 2003; and increased to prime plus 5.0% beginning September 15, 2003.

•	The bank amended financial covenants related to profitability, tangible net worth and cash balances, and specific ratios of working capital and debt to tangible net worth. Management expects that the Company will be able to remain in compliance with the amended financial covenants through January 1, 2004.

•	Borrowings are collateralized by all of the Company’s assets.

•	A bank lockbox was established, whereby all Company cash receipts are first applied to the line of credit.

The Company has begun to meet and negotiate with other financial lenders in order to secure financing to replace the amended bank agreement. There can be no assurance that the Company will be able to secure replacement financing on substantially similar terms or at all.

At March 30, 2002, cash and cash equivalents were $867,000, cash overdrafts were $2.3 million, and $8.8 million was outstanding on the line of credit. Currently, cash proceeds are paid into a lockbox and used to reduce outstanding borrowing. Assuming timely collection of receivables and continued compliance with covenants contained in the Company’s loan agreement, the Company expects to be able to fund current operations from cash flow from operations and its existing credit facility for the remainder of 2003. However, if the Company is unable to replace its current facility with a comparable arrangement, it could have a material adverse effect on the Company’s liquidity.

The Company implemented an involuntary decrease in base salary for certain members of its senior management during the quarter ended March 30, 2003, in order to reduce monthly cash outflows and compensation expense. The actual amount of reduction in annual salaries ranged from 5% to 25% and totaled $315,000. In lieu of the foregone cash compensation, the Company provided option grants, covering a total of 363,971 shares of common stock at $1.30 per share, the fair market value at the date of grant. Options shall ratably vest one-third on each successive anniversary of the grant date for a 3-year period; provided, however, vesting in the following amounts is accelerated to the date on which the Company’s common stock price trades for five consecutive trading days at or above the following prices:

•	33% of the original grant when the Company’s common stock trades at or above $3.00 for five consecutive trading days.

•	Another 33% of the original grant when the Company’s common stock trades at or above $5.00 for five consecutive trading days.

•	Remaining 33% of the original grant when the Company’s common stock trades at or above $6.00 for five consecutive trading days.

Notwithstanding anything to the contrary contained above, in the event of any transaction that may constitute a change-in-control of the Company, vesting of all such unvested options shall accelerate to the date of the consummation of such transaction.

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

Disclosure controls are procedures designed with the objective of ensuring that information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported timely. Disclosure controls also are designed with the objective of insuring that such information is communicated to our management, as appropriate, to allow timely judgments concerning required disclosure. Internal controls are procedures designed with the objective of providing reasonable assurance that (i) transactions are properly authorized; (ii) assets are safeguarded against unauthorized or improper use and (iii) transactions are properly recorded and reported, in order to permit the preparation of our financial statements in accordance with generally accepted accounting principles.

The evaluation of our disclosure controls and internal controls included a review of the design and objectives and implementation throughout the Company. Our management seeks to identify errors, control problems or instances of fraud and to confirm that appropriate corrective action is implemented as appropriate. Our internal controls are also reviewed on an ongoing basis by senior management and our independent auditors, in connection with their audit and review activities.

In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer advised the Company that, since the date of their evaluation, there have been no significant changes in internal controls or other factors that could significantly affect the internal controls.

Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls are effective to ensure that material information relating to the Company and its subsidiaries is communicated to management, and that the Company’s internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in accordance with generally accepted accounting principles.

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

10.6	Employment Agreement dated January 1, 2001 between Registrant and Brenda C. Rhodes incorporated by reference as exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.7	Promissory Note dated January 25, 1999 made by Brenda C. Rhodes in favor of the registrant incorporated by reference as exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.8

The Registrant’s 2000 Stock Option Plan incorporated by reference as exhibit 4.0 to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000.

10.9	The Registrant’s E2 Equity Edge Cash Equity Plan incorporated by reference as exhibit 10.19 to the Registrant’s Report on Form 10-K filed March 27, 2001.

10.10

First Amendment to Revolving Loan and Security Agreement between the Registrant and Comerica Bank dated August 9, 2002 incorporated by reference to exhibit 10.10 filed with the Company’s report on Form 8-K dated August 23, 2002.

10.11

Second Amendment to Revolving Loan and Security Agreement between Registrant and Comerica Bank dated November 26, 2002 incorporated by reference to exhibit 10.11 filed with the Company’s report on Form 10-K filed March 31, 2003.

10.12

Third Amendment to Revolving Loan and Security Agreement between Registrant and Comerica Bank dated March 24, 2003 incorporated by reference to exhibit 10.12 filed with the Company’s report on Form 10-K filed March 31, 2003.

10.13

Employment and Non-Competition Agreement dated August 9, 2002 between Registrant and Jeffrey A. Evans incorporated by reference to exhibit 10.13 filed with the Company’s report on Form 10-K filed March 31, 2003.

21.1	Subsidiaries of Registrant incorporated by reference to exhibit 21.1 filed with the Company’s report on Form 10-K filed March 31, 2003.

99.1	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K .

On January 15, 2003, we filed a Form 8-K announcing preliminary financial results for the year and quarter ended December 29, 2002.

On February 4, 2003 we filed a Form 8-K announcing the financial results for the year and quarter ended December 29, 2002.

On March 4, 2003 we filed a Form 8-K announcing the restructure of our Technology Division.

On April 1, 2003 we filed a Form 8-K announcing a revision to our financial results for the year and quarter ended December 29, 2002.

On April 29, 2003 we filed a Form 8-K announcing financial results for the first quarter ending March 30, 2003.

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

Date: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003