Form 10-Q
period 2003-06-29
HALL KINION & ASSOCIATES INC
filed 2003-08-12
CIK 1009657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO__________

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

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2003: 12,582,363 shares of common stock.

HALL, KINION & ASSOCIATES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
(Unaudited)

	June 29, 2003	December 29, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$426	$8,571
Accounts receivable, net of allowance for doubtful accounts of $2,335 at June 29, 2003 and $2,544 at December 29, 2002	21,098	17,804
Prepaid expenses and other current assets	1,324	1,554
Deferred income taxes	3,925	3,925

Total current assets	26,773	31,854
Property and equipment, net	6,172	7,511
Goodwill	11,806	11,849
Intangible assets, net	10,420	10,859
Deferred income taxes and other assets	12,918	12,833

Total assets	$68,089	$74,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$10,000
Accounts payable	2,611	2,874
Accrued compensation and payroll taxes	3,206	2,774
Accrued employee benefits	1,408	1,713
Accrued liabilities	2,440	3,747
Reserve for restructuring costs	2,420	3,014
Income taxes payable	788	816

Total current liabilities	12,873	24,938
Line of credit	8,785
Accrued compensation and deferred rent	3,322	3,046
Reserve for non-current restructuring costs	3,142	3,155

Total liabilities	28,122	31,139

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,582 at June 29, 2003 and 12,684 at December 29, 2002	84,712	85,036
Stockholder notes receivable	(600)	(800)
Accumulated other comprehensive loss	(101)	(103)
Accumulated deficit	(44,044)	(40,366)

Total stockholders’ equity	39,967	43,767

Total liabilities and stockholders’ equity	$68,089	$74,906

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net revenues:
Contract services	$41,394	$23,493	$79,252	$46,637
Permanent placement	1,216	1,358	2,338	2,691

Total net revenues	42,610	24,851	81,590	49,328
Cost of contract services	30,002	16,228	57,606	32,385

Gross profit	12,608	8,623	23,984	16,943
Operating expenses:
Selling, general and administrative	11,924	10,182	24,980	22,682
Restructuring costs, net	305		2,566

Income (loss) from operations	379	(1,559)	(3,562)	(5,739)
Interest expense	(132)		(241)	(9)
Interest income	5	84	30	252
Other income/(expense)	129	26	95	34

Net income (loss) before income taxes	381	(1,449)	(3,678)	(5,462)
Income tax benefit		590		2,223

Net income (loss)	$381	$(859)	$(3,678)	$(3,239)

Net income (loss) per share:
Basic	$0.03	$(0.07)	$(0.29)	$(0.25)
Diluted	$0.03	$(0.07)	$(0.29)	$(0.25)
Shares used in per share computation:
Basic	12,582	12,344	12,599	12,978
Diluted	12,682	12,344	12,599	12,978

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended

	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$(3,678)	$(3,239)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,672	1,802
Deferred income taxes		4
Non-cash restructuring costs	2,566
Stockholder note receivable forgiveness	200	200
Changes in assets and liabilities:
Accounts receivable	(3,294)	1,319
Prepaid expenses and other assets	(667)	371
Accounts payable and accrued liabilities	(4,010)	(5,153)
Income taxes receivable	901	7,666

Net cash provided by (used for) operating activities	(6,310)	2,970

Cash flows from investing activities:
Maturity of investments		8,200
Purchase of property and equipment	(296)	(1,209)

Net cash provided by (used for) investing activities	(296)	6,991

Cash flows provided by financing activities:
Borrowings from line of credit	32,611
Repayment of line of credit	(33,826)
Repurchase of common stock	(324)
Proceeds from exercise of options		355

Net cash provided by (used for) financing activities	(1,539)	355

Net increase (decrease) in cash and cash equivalents	(8,145)	10,316
Cash and cash equivalents, beginning of period	8,571	15,488

Cash and cash equivalents, end of period	$426	$25,804

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$80	$73
Interest	$230	$9

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

          1. Basis of Presentation. The condensed consolidated financial statements have been prepared by Hall, Kinion & Associates, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these financial statements in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2002.

          The unaudited interim financial information as of June 29, 2003 and for the three months and six months ended June 29, 2003 and June 30, 2002 have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring accruals plus certain adjustments disclosed in notes 4 and 5) necessary for a fair presentation of this information. Operating results for the three months and six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

          At June 29, 2003, the Company had three stock-based employee compensation plans, all of which it accounts for under APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(in thousands, except per share amounts)
Net income (loss), as reported	$381	$(859)	$(3,678)	$(3,239)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(801)	(1,886)	(1,810)	(5,937)

Pro forma net loss	$(420)	$(2,745)	$(5,488)	$(9,176)

Earnings (loss) per share:
Basic—as reported	$0.03	$(0.07)	$(0.29)	$(0.25)
Basic—pro forma	$(0.03)	$(0.23)	$(0.44)	$(0.72)
Diluted—as reported	$0.03	$(0.07)	$(0.29)	$(0.25)
Diluted—pro forma	$(0.03)	$(0.23)	$(0.44)	$(0.72)

          3. June 2003 Line of Credit. The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16 million that replaced an existing credit facility of $12 million and will be used primarily to fund operations. Significant terms and conditions of the agreement are as follows:

•

Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less certain receivable balances as defined in the agreement that totaled $5.6 million as of June 29, 2003, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less letters of credit and certain payables as defined in the agreement that totaled $75,000 as of June 29, 2003.

•	Interest is at prime plus 1.25%, that starting June 27, 2004 may be reduced to a rate that is as low as prime plus 0.5%, contingent upon meeting specified levels of profitability.

•

Financial covenants require meeting specific ratios of fixed charge coverage and maintaining a minimum combined average balance of cash and credit line availability of $2 million, calculated on a monthly basis.

•	Borrowings are collateralized by all of the Company’s assets.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock.

•	A bank lockbox was established, whereby all Company cash receipts are first applied to the line of credit.

          As of June 29, 2003, outstanding borrowings under the line of credit were $8,785,000 and additional available borrowings were $3,428,000.

          4. Restricted Cash. Approximately $952,000 of restricted cash to cover outstanding letters of credit related to leases and self-insurance programs is reflected on the condensed consolidated balance sheet as of June 29, 2003 under deferred income taxes and other assets.

          5. Restructuring Costs.  During the quarter ended March 30, 2003, the Company closed 13 offices and terminated the employment of 69 employees and recorded a restructuring charge of $2,261,000 that consisted of $1,551,000 of lease termination costs, $517,000 of severance and other costs, and $193,000 for asset impairment. During the quarter ended June 29, 2003, the Company closed its London and Seattle offices and reduced management positions, recording a charge of $830,000, which consisted of $204,000 for lease termination costs,  $522,000 for severance and other costs, and $104,000 for asset impairment. These costs were partially offset by favorable adjustments of $525,000 in the second quarter of 2003 resulting from finalizing certain lease termination, severance, and other liabilities accrued in prior years. The remaining restructuring costs are anticipated to be paid out during fiscal year 2003, except for the rental payments related to long-term facility leases that require settlement in 2004 and beyond and are reserved as non-current restructuring costs.

              The reserve for restructuring costs as of June 29, 2003 is as follows:

	Lease Termination Costs	Severance and Other Costs	Total

	(in thousands)
Balance as of December 29, 2002	$5,495	$674	$6,169
Additions	1,551	517	2,068
Paid	(969)	(377)	(1,346)

Balance as of March 30, 2003	6,077	814	$6,891
Additions	204	522	726
Paid	(1,239)	(291)	(1,530)
Adjustments	4	(529)	(525)

Balance as of June 29, 2003	$5,046	$516	$5,562

          6. Net Income (Loss) per Share. Basic net income (loss) per share is calculated using only the weighted average number of common shares outstanding. Diluted net income (loss) per share also includes in the calculation the dilution that could occur if convertible securities and contracts to issue common stock were converted or exercised. In calculating the net income (loss) per share for the three months ended June 29, 2003 and June 30, 2002, 3,543,000 and 3,268,000 options, respectively, were excluded because they are antidilutive. For the six months ended June 29, 2003 and June 30, 2002, 3,905,000 and 3,001,000 options, respectively, were excluded because they are antidilutive.

          A reconciliation of basic weighted average common shares to diluted weighted average common shares follows:

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(in thousands)
Basic weighted average common shares outstanding	12,582	12,344	12,599	12,978
Common stock equivalents—Stock options	100

Diluted weighted average common shares outstanding	12,682	12,344	12,599	12,978

          7. Comprehensive Loss. SFAS No. 130, Reporting Comprehensive Income, requires reporting by major components and as a single total, the change in the Company’s net assets during the period from nonowner sources. For the three months and six months ended June 29, 2003 and June 30, 2002, the components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(in thousands, except per share amounts)
Reported net income (loss)	$381	$(859)	$(3,678)	$(3,239)
Other comprehensive income:
Change in net unrealized gains on investments and foreign currency translation adjustments	1	(2)	2	3

Total comprehensive income (loss)	$382	$(861)	$(3,676)	$3,236

          8. Acquisition of OnStaff. On August 9, 2002, the Company acquired certain net assets and assumed certain liabilities of OnStaff, a privately-held group of companies that provided temporary and full-time employees in the real estate, finance and healthcare industries. In addition to the purchase price of $22.1 million, the Company agreed to pay OnStaff up to $13.0 million over three years, contingent upon the achievement of certain milestones.

          The following pro forma information is based upon the historical results of the Company and OnStaff as if the acquisition had occurred on January 1, 2002:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002

	(in thousands)
Net revenues	$33,971	$68,581
Net income (loss)	$(2,421)	$(4,865)
Diluted income (loss) per share	$(0.19)	$(0.36)

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

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

	(in thousands)
Contract Services:
Net revenues	$41,394	$23,493	$79,252	$46,637
Cost of revenues	30,002	16,228	57,606	32,385

Gross Profit	$11,392	$7,265	$21,646	$14,252

Permanent Placement:
Net revenues	$1,216	$1,358	$2,338	$2,691
Cost of revenues	—	—	—	—

Gross Profit	$1,216	$1,358	$2,338	$2,691

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The following discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources of the Company. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 29, 2002 which include additional information about significant accounting policies, practices, and transactions that underlie our financial results.

          We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis primarily to clients in information technology (in technology and other industries), real estate (title, escrow, and mortgage lending), consumer finance, and healthcare. As of June 29, 2003, we had 54 offices in 46 cities.

          The key factors that affect our operating results include the demand for and number of temporary employees placed in our target markets (and consequently the economic conditions in those markets), the rate of change in information technology and the impact it has on staffing demands and structure, interest rates as they affect the real estate industry, competitive pressures within the staffing industry and their impact on temporary staffing rates and gross margins, the quality of our recruitment and sales staff and their ability to find and place candidates,  and our ability to manage our cost structure and operating costs.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

          We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as “may”, “hope”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of and changes in demand for qualified professionals for temporary or permanent placement, changes in the general economic conditions of the North American markets as well as the regional markets in which the Company operates, changes in the demand for mortgages which are affected by interest rates, housing prices and other economic conditions, changes in the relative mix between our contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into and exit from vertical and geographic markets, the addition or closing of offices, the structure and timing of acquisitions, and others listed under “Risk Factors”, elsewhere in this report, and in our other Securities and Exchange Commission filings. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for information regarding critical accounting policies and estimates.

          We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

          Our Contract Services group provides specialized corporate professionals on a short-term contract basis and accounted for 97.1% of our net revenues for both the three months and six months ended June 29, 2003 and 94.5% for both the three months and six months ended June 30, 2002. Our Permanent Placement Services group provides specialized information technology and other professionals on a permanent basis and accounted for 2.9% of our net revenues for the three months and six months ended June 29, 2003 and 5.5% for the three months and six months ended June 30, 2002.

          Our net revenues are derived principally from the hourly billings of our corporate professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first and fourth fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each corporate professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a corporate professional commences employment or, in the case of retained searches, upon completion of our contractual obligations. We have a broad client base and no single customer provided more than 8% of our total net revenues during the three months and six months ended June 29, 2003.

          Primarily as a result of the acquisition of OnStaff in August 2002 and its continued growth, we reported an increase in net revenues and gross profit in the first quarter of 2003 and for the six months ended June 29, 2003. Net revenues increased to $42.6 million for the three months ended June 29, 2003 from $24.9 million for the three months ended June 30, 2002, representing a 71.5% increase. OnStaff contributed $20.9 million of the revenue during this quarter. For the six months ended June 29, 2003 and June 30, 2002, net revenues were $81.6 million and $49.3 million, respectively, a 65.4% increase.  OnStaff contributed $38.2 million of the revenue during the first six months in 2003.  The number of contract employees placed with our clients increased 243%, from 861 as of June 30, 2002 to 2,951 as of June 29, 2003. The latter included 2,154 placed through OnStaff. The higher net revenues and increase in contract employees were obtained and serviced while increasing sales, sales support, and administrative staffing only 13.9% from June 30, 2002 to June 29, 2003. Our revenue producing sales and sales support personnel increased 2.8%, from 218 as of June 30, 2002 to 224 as of June 29, 2003, and our administrative staff increased 58.2%, from 55 to 87 as of the same dates.

Results of Operations for the Three Months and Six Months Ended June 29, 2003 and June 30, 2002

Net Revenues

          Net revenues increased 71.5% to $42.6 million for the three months ended June 29, 2003 from $24.9 million for the three months ended June 30, 2002. Net revenues from our Contract Services group increased 76.2% to $41.4 million for the three months ended June 29, 2003 from $23.5 million for the three months ended June 30, 2002. Net revenues from our Permanent Placement Services group were $1.2 million for the three months ended June 29, 2003 and $1.4 million for the three months ended June 30, 2002, representing a decrease of 10.5%. For the six months ended June 29, 2003, net revenues increased 65.4% to $81.6 million from $49.3 million for the six months ended June 30, 2002. Net revenues from our Contract Services group increased 69.9% to $79.3 million for the six months ended June 29, 2003 from $46.6 million for the six months ended June 30, 2002. Net revenues from our Permanent Placement Services group were $2.3 million for the six months ended June 29, 2003 and $2.7 million for the six months ended June 30, 2002, a decrease of 13.1%. The increase in net revenues from our Contract Services group for both the three and six months ended June 29, 2003 was due to the acquisition of OnStaff in August 2002 and its continued growth.

Gross Profit

          Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT and corporate professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, since there are no direct costs associated with such revenues. Gross profit increased $4.0 million or 46.2% to $12.6 million or 29.6% of net revenue for the three months ended June 29, 2003 compared to $8.6 million or 34.7% of net revenues for the three months ended June 30, 2002. Gross profit increased $7.1 million or 41.9% to $24.0 million or 29.4% of net revenues for the six months ended June 29, 2003 from $16.9 million or 34.3% of net revenues for the six months ended June 30, 2002. Gross profit increased in 2003 for both periods due to the addition of OnStaff. Gross margin percentages decreased for both periods due to lower margin rates on the OnStaff Professional Services Division net revenues and a decline in the Technology Professional Division Permanent Placement Services.

Operating Expenses

          Operating expenses consist primarily of employee and facilities costs. Operating expenses were $12.2 million for the three months ended June 29, 2003 compared to $10.2 million for the three months ended June 30, 2002. Operating expenses increased $2.0 million or 20.1% over the same quarter last year primarily as a result of the acquisition of OnStaff, partially offset by Technology Professional Division staff and sales office cost reductions. For the six months ended June 29, 2003, operating expenses increased by 21.4% to $27.5 million compared to $22.7 million for the six months ended June 30, 2002. The $4.8 million increase for that period was due to the acquisition of OnStaff and to costs incurred for restructuring the Technology Professional Division, partially offset by Technology Professional Division staff and sales office cost reductions during the second quarter of 2003. Operating expenses as a percentage of net revenues decreased to 28.7% for the three months ended June 29, 2003 from 41.0% for the three months ended June 30, 2002. For the six months ended on June 29, 2003 and June 30, 2002, operating expenses as a percentage of net revenues decreased to 33.8% from 46.0%. The restructuring charges related to office closures in the first and second quarters of 2003. During the quarter ended March 30, 2003, the Company closed 13 offices and terminated the employment of 69 employees and recorded a restructuring charge of $2.3 million that consisted of $1.6 million of lease termination costs, $517,000 of severance and other costs, and $193,000 for asset impairment. During the quarter ended June 29, 2003, the Company closed its London and Seattle offices and reduced management positions, recording a charge of $830,000, which consisted of $204,000 for lease termination costs,  $522,000 for severance and other costs, and $104,000 for asset impairment. These costs were partially offset by a favorable adjustment of $525,000 in the second quarter of 2003 resulting from finalizing certain lease termination, severance, and other liabilities accrued in prior years.

Interest Expense, Interest Income, and Other Income/(Expense)

          Interest expense increased $132,000 for the three months ended June 29, 2003 compared to the three months ended June 30, 2002 and $232,000 for the six months ended June 29, 2003 compared to the six months ended June 30, 2002, as a result of the debt incurred to fund the addition of OnStaff.

          Interest income decreased $79,000 for the three months ended June 29, 2003 compared to the three months ended June 30, 2002 and $222,000 for the six months ended June 29, 2003 compared to the six months ended June 30, 2002, as a result of the cash used to fund the addition of OnStaff.

          Other income (expense) increased $103,000 for the three months ended June 29, 2003 compared to the three months ended June 30, 2002 primarily as a result of a net increase of $116,000 earned on a nonqualified deferred compensation plan funded by employee payroll deductions. For the six months ended June 29, 2003, other income (expense) increased $61,000 compared to the six months ended June 30, 2002 primarily as a result of a net increase of $68,000 earned on the deferred compensation plan.

Income Taxes

          No income tax benefit was recorded for the six months ended June 29, 2003. The Company recorded a 100% valuation allowance against the income tax benefit due to the uncertainty of realizing such net operating loss carryforwards. Management currently expects to record no income tax benefit or provision for the fiscal year ending December 28, 2003. The effective tax rate for the three months and six months ended June 30, 2002 was 40.7%.

Net Income (Loss)

          Net income for the three months ended June 29, 2003 was $381,000. The net loss for the comparable three months period in 2002 was $859,000. The net loss for the six months ended June 29, 2003 was $3.7 million, primarily due to restructuring costs of $2.6 million. The net loss for the comparable six-month period in 2002 was $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we funded our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under a revolving line of credit. Our operating activities used $6.3 million for the six months ended June 29, 2003. The use of these funds is primarily attributable to funding a $3.3 million increase in accounts receivable related to increasing revenue and a decrease of $4.0 million in accounts payable and accrued liabilities.

          Net cash used by investing activities for the six months ended June 29, 2003 was $0.3 million, primarily reflecting payments for software licenses and leasehold improvements.

          Net cash used by financing activities for the six months ended June 29, 2003 was $1.5 million, of which $1.2 million was used to pay down the line of credit. The Company’s banking arrangement requires that all cash deposits received through its lockbox be applied to reduce the outstanding balance on the bank line of credit. The Company then draws against the available line of credit the estimated amount required for operations.

          The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16 million that replaced an existing credit facility of $12 million and will be used primarily to fund operations. Significant terms and conditions of the agreement are as follows:

•

Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less certain receivable balances as defined in the agreement that totaled $5.6 million as of June 29, 2003,  (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less letters of credit and certain payables as defined in the agreement that totaled $75,000 as of June 29, 2003.

•	Interest is at prime plus 1.25%, that starting June 27, 2004 may be reduced to a rate that is as low as prime plus 0.5%, contingent upon meeting specified levels of profitability.

•

Financial covenants require meeting specific ratios of fixed charge coverage and maintaining a minimum combined average balance of cash and credit line availability of $2 million, calculated on a monthly basis.

•	Borrowings are collateralized by all of the Company’s assets.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock.

•	A bank lockbox was established, whereby all Company cash receipts are first applied to the line of credit.

          As of June 29, 2003, outstanding borrowings under the line of credit were $8,785,000 and additional available borrowings were $3,428,000.

          The Company expects to be able to fund current operations from cash flow from operations and its existing credit facility for at least the next 12 months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes since disclosures made in our Form 10-K for year ended December 29, 2002.

Item 4.	Controls and Procedures

          We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.  During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

          At the regular annual stockholders meeting held on May 21, 2003, stockholders voted to: (1) elect two directors to serve until the annual stockholders meeting in 2006; (2) ratify the selection of Deloitte & Touche LLP as independent auditors for 2003; and (3) disapprove of two stock option proposals, one to adopt a 2003 Stock Incentive Plan and one to adopt a Non-Employee Director Stock Plan.  The results of voting on the proposals were as follows:

Votes		For	Against	Withheld	Abstain	Broker Non-Vote

1(a)	Election of Brenda C. Rhodes	9,515,625		1,607,261
1(b)	Election of Jon H. Rowberry	9,515,625		1,607,261
2	Ratification of Deloitte & Touche LLP	11,031,615	30,544		60,727
3(a)	Approval of 2003 Stock Incentive Plan	3,268,062	6,114,887		38,121	1,701,816
3(b)	Approval of Non-Employee Director Stock Plan	3,970,359	5,412,545		38,166	1,701,816

Item 6.	Exhibits and Reports on Form 8-K

          (a) Exhibits:

2.1

OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002, incorporated by reference to exhibit 2.1 to the Company’s Report on Form 8-K dated August 23, 2002.

2.2

HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002, incorporated by reference to exhibit 2.2 to the Company’s Report on Form 8-K dated August 23, 2002.

2.3

BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002, incorporated by reference to exhibit 2.3 to the Company’s Report on Form 8-K dated August 23, 2002.

3.1

Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997, incorporated by reference to exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.1

Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein, incorporated by reference to exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.2

Specimen Common Stock certificate, incorporated by reference to exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997

4.3	Registration Rights Agreement incorporated by reference to exhibit 4.4 to the Company’s Report on Form 8-K dated August 23, 2002.

10.1

Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers, incorporated by reference to exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.2

The Registrant’s 1997 Stock Option Plan, incorporated by reference to exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.3

The Registrant’s Employee Stock Purchase Plan, incorporated by reference to exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.4

Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant, incorporated by reference to exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.5	Employment Agreement dated January 1, 2001 between Registrant and Brenda C. Rhodes, incorporated by reference to exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.6	Promissory Note dated January 25, 1999 made by Brenda C. Rhodes in favor of the Registrant, incorporated by reference to exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.7

The Registrant’s 2000 Stock Option Plan, incorporated by reference to exhibit 4.0 to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000.

10.8	The Registrant’s E2 Equity Edge Cash Equity Plan, incorporated by reference to exhibit 10.19 to the Registrant’s Report on Form 10-K filed March 27, 2001.

10.9

Employment and Non-Competition Agreement dated August 9, 2002 between the Registrant and Jeffrey A. Evans, incorporated by reference to exhibit 10.13 filed with the Company’s Report on Form 10-K filed March 31, 2003.

10.10	Financing and Security Agreement between the Registrant and The CIT Group/Business Credit, Inc., incorporated by reference to exhibit 99.2 to the Registrant’s Report on Form 8-K, filed June 23, 2003.

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1 filed with the Company’s Report on Form 10-K filed March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K:

          On April 1, 2003 we filed a Report on Form 8-K announcing a revision to our financial results for the year and quarter ended December 29, 2002.

          On April 29, 2003 we filed a Report on Form 8-K announcing financial results for the first quarter ended March 30, 2003.

          On May 15, 2003 we filed a Report on Form 8-K announcing an agreement in principle for a new credit facility.

          On June 23, 2003 we filed a Report on Form 8-K announcing the execution of a financing and security agreement for a new credit facility.

          On July 29, 2003 we filed a Report on Form 8-K announcing the financial results for the second quarter ended June 29, 2003.

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

Date: August 12, 2003