Form 10-Q
period 2003-09-28
HALL KINION & ASSOCIATES INC
filed 2003-11-12
CIK 1009657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2003: 12,585,963 shares of common stock.

HALL, KINION & ASSOCIATES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

(Unaudited)

	September 28, 2003	December 29, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,755	$8,571
Accounts receivable, net of allowance for doubtful accounts of $2,054 at September 28, 2003 and $2,544 at December 29, 2002	20,908	17,804
Prepaid expenses and other current assets	2,240	1,554
Deferred income taxes	3,925	3,925

Total current assets	29,828	31,854
Property and equipment, net	3,939	7,511
Property held for sale	1,771	—
Goodwill	11,806	11,849
Intangible assets, net	10,201	10,859
Deferred income taxes and other assets	12,929	12,833

Total assets	$70,474	$74,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$—	$10,000
Accounts payable	4,053	2,874
Accrued compensation and payroll taxes	3,072	2,774
Accrued employee benefits	1,508	1,713
Accrued liabilities	3,026	4,563
Reserve for restructuring costs	2,424	3,014

Total current liabilities	14,083	24,938
Line of credit	10,904
Accrued compensation and deferred rent	2,725	3,046
Reserve for non-current restructuring costs	2,466	3,155

Total liabilities	30,178	31,139

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,583 at September 28, 2003 and 12,684 at December 29, 2002	84,713	85,036
Stockholder notes receivable	(500)	(800)
Accumulated other comprehensive loss	(101)	(103)
Accumulated deficit	(43,816)	(40,366)

Total stockholders’ equity	40,296	43,767

Total liabilities and stockholders’ equity	$70,474	$74,906

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net revenues:
Contract services	$40,623	$30,630	$119,875	$77,267
Permanent placement	1,085	1,313	3,423	4,005

Total net revenues	41,708	31,943	123,298	81,272
Cost of contract services	29,606	21,168	87,213	53,554

Gross profit	12,102	10,775	36,085	27,718
Operating expenses:
Selling, general and administrative	11,383	10,819	36,362	33,501
Restructuring costs, net	340	(876)	2,906	(876)

Income (loss) from operations	379	832	(3,183)	(4,907)
Interest expense	(163)	(67)	(404)	(76)
Interest income	2	58	32	311
Other income/(expense), net	10	9	105	43

Net income (loss) before income taxes	228	832	(3,450)	(4,629)
Income tax provision (benefit)		588		(1,634)

Net income (loss)	$228	$244	$(3,450)	$(2,995)

Net income (loss) per share:
Basic	$0.02	$0.02	$(0.27)	$(0.23)
Diluted	$0.02	$0.02	$(0.27)	$(0.23)
Shares used in per share computation:
Basic	12,582	12,556	12,594	13,054
Diluted	12,753	12,627	12,594	13,054

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net loss	$(3,450)	$(2,995)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,425	2,731
Deferred income taxes		2,365
Non-cash restructuring costs	2,908	(876)
Stockholder note receivable forgiveness	300	300
Changes in assets and liabilities:
Accounts receivable	(3,104)	(3,479)
Prepaid expenses and other assets	(1,580)	(93)
Accounts payable and accrued liabilities	(4,455)	(5,187)
Income taxes receivable	928	5,987

Net cash used for operating activities	(6,028)	(1,247)

Cash flows from investing activities:
Maturity of investments		8,200
Purchase of property and equipment	(368)	(1,067)
Cash paid for business acquisitions		(19,750)

Net cash used for investing activities	(368)	(12,617)

Cash flows provided by financing activities:
Borrowings from line of credit	76,625	10,000
Repayments of line of credit	(75,721)
Repurchase of common stock	(324)	(307)
Proceeds from exercise of options		404

Net cash provided by financing activities	580	10,097

Net decrease in cash and cash equivalents	(5,816)	(3,767)
Cash and cash equivalents, beginning of period	8,571	15,488

Cash and cash equivalents, end of period	$2,755	$11,721

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes paid	$84	$73
Income taxes refunded	$(1,000)	$(10,051)
Interest	$343	$35
Noncash investing and financing activities:
Common stock issued for business acquisition		$2,240
Tax benefit related to stock options		$88

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation. The condensed consolidated financial statements have been prepared by Hall, Kinion & Associates, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2002.

The unaudited interim financial information as of September 28, 2003 and for the three months and nine months ended September 28, 2003 and September 29, 2002 have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring accruals plus certain adjustments disclosed in notes 5 and 6) necessary for a fair presentation of this information. Operating results for the three months and nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

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

At September 28, 2003, the Company had three stock-based employee compensation plans, all of which it accounts for under APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands, except per share amounts)
Net income (loss), as reported	$228	$244	$(3,450)	$(2,995)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,127)	(1,888)	(4,299)	(8,524)

Pro forma net loss	$(899)	$(1,644)	$(7,749)	$(11,519)

Earnings (loss) per share:
Basic—as reported	$0.02	$0.02	$(0.27)	$(0.23)
Basic—pro forma	$(0.07)	$(0.13)	$(0.62)	$(0.88)
Diluted—as reported	$0.02	$0.02	$(0.27)	$(0.23)
Diluted—pro forma	$(0.07)	$(0.13)	$(0.62)	$(0.89)

3. Line of Credit. The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16 million that replaced an existing credit facility of $12 million and is used primarily to fund operations. Significant terms and conditions of the agreement are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less certain receivable balances as defined in the agreement that totaled $5.5 million as of September 28, 2003, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less letters of credit and certain payables as defined in the agreement that totaled approximately $327,000 as of September 28, 2003.

•	Interest is at prime plus 1.25% and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require meeting specific ratios of fixed charge coverage and maintaining a minimum combined average balance of cash and credit line availability of $2 million, calculated on a monthly basis.

•	Borrowings are collateralized by all of the Company’s assets.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock.

•	A bank lockbox was established, whereby all Company cash receipts are first applied to the line of credit.

As of September 28, 2003, outstanding borrowings under the line of credit were $10,904,000 and additional available borrowings were $2,620,000.

4. Restricted Cash. Approximately $954,000 of restricted cash to cover outstanding letters of credit related to leases and self-insurance programs is reflected on the condensed consolidated balance sheet as of September 28, 2003 under deferred income taxes and other assets.

5. Restructuring Costs. During the quarter ended March 30, 2003, the Company closed 13 offices and terminated the employment of 69 employees and recorded a restructuring charge of $2,261,000 that consisted of $1,551,000 of lease termination costs, $517,000 of severance and other costs, and $193,000 for asset impairment. During the quarter ended June 29, 2003, the Company closed its London and Seattle offices and reduced management positions, recording a charge of $830,000, which consisted of $204,000 for lease termination costs, $522,000 for severance and other costs, and $104,000 for asset impairment. These costs were partially offset by favorable adjustments of $525,000 in the second quarter of 2003 resulting from finalizing certain lease termination, severance, and other liabilities accrued in prior years. During the quarter ended September 28, 2003, the Company recorded a charge to restructuring of $340,000 resulting primarily from lower than anticipated sublease income for sales office closures during the first and second quarters of 2003. The remaining restructuring costs are anticipated to be paid out during the next twelve months, except for the rental payments related to long-term facility leases that require settlement in 2004 and beyond and are reserved as non-current restructuring costs.

The reserve for restructuring costs as of September 28, 2003 is as follows:

	Lease Termination Costs	Severance and Other Costs	Total
	(in thousands)
Balance as of December 29, 2002	$5,495	$674	$6,169
Additions	1,551	517	2,068
Paid	(670)	(676)	(1,346)

Balance as of March 30, 2003	6,376	515	6,891
Additions	204	522	726
Paid	(1,064)	(466)	(1,530)
Adjustments	4	(529)	(525)

Balance as of June 29, 2003	5,520	42	5,562
Additions	—	—	—
Paid	(992)	(20)	(1,012)
Adjustments	340	—	340

Balance as of September 28, 2003	$4,868	$22	$4,890

6. Change in Accounting Estimate Related to Employment Agreement. The Company has an employment agreement with its Chief Executive Officer (“CEO”) entered into on January 1, 2001. Under the terms of the agreement, upon the CEO becoming Chairman Emeritus, she will receive a payment equal to three times her base salary and bonus paid for the immediately preceding year. From 2001 through June 30, 2003, management had estimated such compensation accrual based upon its expectation that the maximum bonus allowable under the agreement would be paid. During the quarter ended September 28, 2003, management changed its estimate to reflect its belief that no bonus would be paid or is payable to the CEO. As a result of this change in accounting estimate, the Company recognized income of $696,000 that is reflected as a reduction in selling, general and administrative expenses in the three months and nine months ended September 28, 2003.

7. Net Income (Loss) per Share. Basic net income (loss) per share is calculated using only the weighted average number of common shares outstanding. Diluted net income (loss) per share also includes in the calculation the dilution that could occur if convertible securities and contracts to issue common stock were converted or exercised. In calculating the net income (loss) per share for the three months ended September 28, 2003 and September 29, 2002, 3,725,000 and 2,855,000 options, respectively, were excluded because they are antidilutive. For the nine months ended September 28, 2003 and September 29, 2002, 3,988,000 and 3,196,000 options, respectively, were excluded because they are antidilutive.

A reconciliation of basic weighted average common shares to diluted weighted average common shares follows:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands)
Basic weighted average common shares outstanding	12,582	12,556	12,594	13,054
Common stock equivalents—Stock options	171	71	—	—

Diluted weighted average common shares outstanding	12,753	12,627	12,594	13,054

8. Comprehensive Loss. SFAS No. 130, Reporting Comprehensive Income, requires reporting by major components and as a single total, the change in the Company’s net assets during the period from nonowner sources. For the three months and nine months ended September 28, 2003 and September 29, 2002, the components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands)
Reported net income (loss)	$228	$244	$(3,450)	$(2,995)
Other comprehensive income:
Change in net unrealized gains on investments and foreign currency translation adjustments	—	—	2	3

Total comprehensive income (loss)	$228	$244	$(3,448)	$(2,992)

9. Acquisition of OnStaff. On August 9, 2002, the Company acquired certain net assets and assumed certain liabilities of OnStaff, a privately held group of companies that provided temporary and full-time employees in the real estate, finance and healthcare industries. In addition to the purchase price of $22.1 million, the Company agreed to pay OnStaff up to $13.0 million over three years, contingent upon the achievement of certain milestones.

The following pro forma information is based upon the historical results of the Company and OnStaff as if the acquisition had occurred on January 1, 2002:

	Three Months Ended September 29, 2002	Nine Months Ended September 29, 2002
	(in thousands, except per share amounts)
Net revenues	$35,377	$103,958
Net loss	$(8)	$(4,873)
Diluted loss per share	$(0.00)	$(0.37)

10. Business Segment Reporting. The Company’s operations are divided into two business segments, Contract Professional Staffing and Permanent Placement Services. The Contract Professional Staffing segment provides temporary staffing to clients on a contract basis. The cost of revenues for this segment is the salaries, employment taxes and other direct labor costs for the contracted employees. The Permanent Placement Services segment recruits and delivers professionals for direct hire by our clients. This segment has no cost of revenues; all expenses are included in operating costs. Management evaluates segment performance based primarily on segment revenues, cost of revenue, and gross profit. The Company does not segregate its assets by business segments. Results of operations by business segments are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(in thousands)
Contract Services:
Net revenues	$40,623	$30,630	$119,875	$77,267
Cost of revenues	29,606	21,168	87,213	53,554

Gross Profit	$11,017	$9,462	$32,662	$23,713

Permanent Placement:
Net revenues	$1,085	$1,313	$3,423	$4,005
Cost of revenues	—	—	—	—

Gross Profit	$1,085	$1,313	$3,423	$4,005

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

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis primarily to clients in information technology (in technology and other industries), real estate (title, escrow, and mortgage lending), consumer finance, and healthcare. As of September 28, 2003, we had 54 offices in 47 cities.

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

OVERVIEW

Our Contract Services group provides specialized corporate professionals on a short-term contract basis and accounted for 97.4% and 97.2% of our net revenues for the three months and nine months ended September 28, 2003 and 95.9% and 95.1% for the three months and nine months ended September 29, 2002, respectively. Our Permanent Placement Services group provides specialized information technology and other professionals on a permanent basis and accounted for 2.6% and 2.8% of net revenues for the three months and nine months ended September 28, 2003 and 4.1% and 4.9% for the three months and nine months ended September 29, 2002.

Our net revenues are derived principally from the hourly billings of our corporate professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to nine months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first and fourth fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each corporate professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a corporate professional commences employment or, in the case of retained searches, upon completion of our contractual obligations. We have a broad client base and no single customer provided more than 8% of our total net revenues during the three months and nine months ended September 28, 2003.

Primarily as a result of the acquisition of OnStaff in August 2002, we reported an increase in net revenues and gross profit in the third quarter of 2003 and for the nine months ended September 28, 2003. Because OnStaff assets were acquired in August 2002, two months of OnStaff operations are included in our results for the three months and nine months ended September 29, 2002 while OnStaff operations are included for the entire three and nine month periods ended September 28, 2003. Net revenues increased to $41.7 million for the three months ended September 28, 2003 from $31.9 million for the three months ended September 29, 2002, representing a 30.7% increase. OnStaff contributed $21.0 million of the net revenues for the three months ended September 28, 2003 compared to $8.3 million for the two months it was operating as part of our Company in the three months ended September 29, 2002. For the nine months ended September 28, 2003 and September 29, 2002, net revenues were $123.3 million and $81.3 million, respectively, a 51.7% increase. OnStaff contributed $59.2 million of the net revenues during the first nine months in 2003 compared to $8.3 million for the similar period in 2002. The number of contract employees placed with our clients increased 8.1%, from 2,425 as of September 29, 2002 to 2,621 as of September 28, 2003. The higher net revenues and increase in contract employees were obtained and serviced while decreasing sales, sales support, and administrative staffing 21.5% from 376 on September 29, 2002 to 295 on September 28, 2003.

Results of Operations for the Three Months and Nine Months Ended September 28, 2003 and September 29, 2002

Net Revenues

Net revenues increased 30.7% to $41.7 million for the three months ended September 28, 2003 from $31.9 million for the three months ended September 29, 2002. Net revenues from our Contract Services group increased 32.7% to $40.6 million for the three months ended September 28, 2003 from $30.6 million for the three months ended September 29, 2002. Net revenues from our Permanent Placement Services group were $1.1 million for the three months ended September 28, 2003 and $1.3 million for the three months ended September 29, 2002. For the nine months ended September 28, 2003, net revenues increased 51.7% to $123.3 million from $81.3 million for the nine months ended September 29, 2002. Net revenues from our Contract Services group increased 55.1% to $119.9 million for the nine months ended September 28, 2003 from $77.3 million for the nine months ended September 29, 2002. Net revenues from our Permanent Placement Services group were $3.4 million for the nine months ended September 28, 2003 and $4.0 million for the nine months ended September 29, 2002. The increase in net revenues from our Contract Services group for both the three and nine months ended September 28, 2003 was due to the acquisition of OnStaff in August 2002.

Gross Profit

Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT and corporate professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, since there are no direct costs associated with such revenues. Gross profit was $12.1 million or 29.0% of net revenues for the three months ended September 28, 2003 compared to $10.8 million or 33.9% of net revenues for the three months ended September 29, 2002. Gross profit was $36.1 million or 29.3% of net revenues for the nine months ended September 28, 2003 compared to $27.7 million or 34.1% of net revenues for the nine months ended September 29, 2002. Gross profit increased in 2003 for both periods due to the addition of OnStaff. Gross margin percentages decreased for both periods due to the addition of OnStaff with lower Contract Services gross margin rates, a decline in Permanent Placement Services, and lower margins on IT Contract Services.

Operating Expenses

Operating expenses consist primarily of employee and facilities costs. Operating expenses were $11.7 million for the three months ended September 28, 2003 compared to $9.9 million for the three months ended September 29, 2002. Operating expenses increased $1.8 million or 18.2% over the same quarter last year primarily as a result of the acquisition of OnStaff, partially offset by Technology Professional Division staff and sales office cost reductions. Operating expenses for the three months ended September 28, 2003 included a favorable adjustment of $696,000 due to a change in estimate for the bonus liability to the Company’s Chief Executive Officer, partially offset by net restructuring costs of $340,000 related to an adjustment to sublease income. For the nine months ended September 28, 2003, operating expenses increased by 20.6% to $39.3 million compared to $32.6 million for the nine months ended September 29, 2002. The $6.7 million increase for that period was due to the acquisition of OnStaff and costs incurred restructuring the Technology Professional Division, partially offset by Technology Professional Division staff and sales office cost reductions and a further cost reduction of $696,000 due to a change in estimate for the bonus liability to the Company’s Chief Executive Officer. Operating expenses as a percentage of net revenues decreased to 28.1% for the three months ended September 28, 2003 from 31.0% for the three months ended September 29, 2002. For the nine months ended on September 28, 2003 and September 29, 2002, operating expenses as a percentage of net revenues decreased to 31.9% from 40.1%. The restructuring charges related to office closures in the first and second quarters of 2003. During the quarter ended March 30, 2003, the Company closed 13 offices and terminated the employment of 69 employees and recorded a restructuring charge of $2.3 million that consisted of $1.6 million of lease termination costs, $517,000 of severance and other costs, and $193,000 for asset impairment. During the quarter ended June 29, 2003, the Company closed its London and Seattle sales offices and reduced management positions, recording a charge of $830,000, which consisted of $204,000 for lease termination costs, $522,000 for severance and other costs, and $104,000 for asset impairment. These costs were partially offset by a favorable adjustment of $525,000 in the second quarter of 2003 resulting from finalizing certain lease termination, severance, and other liabilities accrued in prior years. During the quarter ended September 28, 2003, the Company recorded a charge to restructuring of $340,000 relating primarily to the adjustment to sublease income.

Interest Expense, Interest Income, and Other Income/(Expense)

Interest expense increased $96,000 for the three months ended September 28, 2003 compared to the three months ended September 29, 2002 and increased $328,000 for the nine months ended September 28, 2003 compared to the nine months ended September 29, 2002, as a result of the debt incurred to fund the addition of OnStaff.

Interest income decreased $56,000 for the three months ended September 28, 2003 compared to the three months ended September 29, 2002 and decreased $279,000 for the nine months ended September 28, 2003 compared to the nine months ended September 29, 2002, as a result of the cash used to fund the addition of OnStaff.

For the nine months ended September 28, 2003, other income (expense) increased $62,000 compared to the nine months ended September 29, 2002 primarily as a result of a net increase of $78,000 earned on the deferred compensation plan.

Income Taxes

No income tax benefit was recorded for the nine months ended September 28, 2003. The Company recorded a 100% valuation allowance against the income tax benefit due to the uncertainty of realizing such net operating loss carryforwards. Management currently expects to record no income tax benefit or provision for the fiscal year ending December 28, 2003. The effective tax rate for the three months and nine months ended September 29, 2002 was 40.7%.

Net Income (Loss)

Net income for the three months ended September 28, 2003 was $228,000. Net income for the comparable three months period in 2002 was $244,000. The net loss for the nine months ended September 28, 2003 was $3.4 million, primarily due to restructuring costs of $2.9 million. The net loss for the comparable nine-month period in 2002 was $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we funded our operations and working capital needs through cash generated from operations, periodically supplemented by borrowings under a revolving line of credit. Our operating activities used $6.0 million for the nine months ended September 28, 2003. The use of these funds is primarily attributable to funding a $3.1 million increase in accounts receivable related to increased revenue and a decrease of $5.6 million in accrued liabilities, primarily from restructuring.

Net cash used by investing activities for the nine months ended September 28, 2003 was $0.4 million, primarily reflecting payments for software licenses and leasehold improvements.

Net cash provided by financing activities for the nine months ended September 28, 2003 was $0.6 million, primarily reflecting net additional borrowing on the credit line. The Company’s banking arrangement requires that all cash deposits received be applied to reduce the outstanding balance on the bank line of credit. The Company then draws against the available line of credit the estimated amount required for operations.

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16 million that replaced an existing credit facility of $12 million and is used primarily to fund operations. Significant terms and conditions of the agreement are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less certain receivable balances as defined in the agreement that totaled $5.5 million as of September 28, 2003, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less letters of credit and certain payables as defined in the agreement that totaled approximately $327,000 as of September 28, 2003.

•	Interest is at prime plus 1.25% and starting June 27, 2004, the interest may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require meeting specific ratios of fixed charge coverage and maintaining a minimum combined average balance of cash and credit line availability of $2 million, calculated on a monthly basis.

•	Borrowings are collateralized by all of the Company’s assets.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock.

•	A bank lockbox was established, whereby all Company cash receipts are first applied to the line of credit.

As of September 28, 2003, outstanding borrowings under the line of credit were $10,904,000 and additional available borrowings were $2,620,000.

The Company expects to be able to fund current operations from cash flow from operations, its existing credit facility, and securing additional availability under the line of credit from the sale of real property not currently used in the operation of the business. The OnStaff acquisition agreement provides for an earnout with payments over a three-year period provided that certain revenue, gross margin, earnings and productivity targets are satisfied. The first earnout period will end on December 28, 2003, with payment of any earnout due on February 15, 2004. The maximum earnout payment for the first period is $4.3 million. If the maximum payment is earned, the Company will likely need to seek additional sources of funds in order to make the payment. The Company’s cash flow is not sufficient to fund operations and cover the payment of the earnout. No additional sources of liquidity have been identified, and no assurance can be given that additional financing will be available.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002, incorporated by reference to exhibit 2.1 to the Company’s Report on Form 8-K dated August 23, 2002.

2.2	HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002, incorporated by reference to exhibit 2.2 to the Company’s Report on Form 8-K dated August 23, 2002.

2.3	BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002, incorporated by reference to exhibit 2.3 to the Company’s Report on Form 8-K dated August 23, 2002.

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997, incorporated by reference to exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.1	Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein, incorporated by reference to exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.2	Specimen Common Stock certificate, incorporated by reference to exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.3	Registration Rights Agreement incorporated by reference to exhibit 4.4 to the Company’s Report on Form 8-K dated August 23, 2002.

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers, incorporated by reference to exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.2	The Registrant’s 1997 Stock Option Plan, incorporated by reference to exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.3	The Registrant’s Employee Stock Purchase Plan, incorporated by reference to exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.4	Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant, incorporated by reference to exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.5	Employment Agreement dated January 1, 2001 between the Registrant and Brenda C. Rhodes, incorporated by reference to exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.6	Promissory Note dated January 25, 1999 made by Brenda C. Rhodes in favor of the Registrant, incorporated by reference to exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.7	The Registrant’s 2000 Stock Option Plan, incorporated by reference to exhibit 4.0 to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000.

10.8	The Registrant’s E2 Equity Edge Cash Equity Plan, incorporated by reference to exhibit 10.19 to the Registrant’s Report on Form 10-K filed March 27, 2001.

10.9	Employment and Non-Competition Agreement dated August 9, 2002 between the Registrant and Jeffrey A. Evans, incorporated by reference to exhibit 10.13 filed with the Company’s Report on Form 10-K filed March 31, 2003.

10.10	Financing and Security Agreement between the Registrant and The CIT Group/Business Credit, Inc., incorporated by reference to exhibit 99.2 to the Registrant’s Report on Form 8-K, filed June 23, 2003.

10.11	Restated Offer Letter dated July 31, 2003 between the Registrant and Rita Hazell.

10.12	Restated Offer Letter dated July 31, 2003 between the Registrant and Martin A. Kropelnicki.

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1 filed with the Company’s Report on Form 10-K filed March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On October 29, 2003 we filed a Report on Form 8-K announcing financial results for the third quarter ended September 28, 2003.

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

Date: November 12, 2003