Form 10-K
period 2003-12-28
HALL KINION & ASSOCIATES INC
filed 2004-03-29
CIK 1009657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of the 6,654,172 shares of voting Common Stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the NASDAQ National Market system, as of the last business day of the registrant’s second quarter ended June 29, 2003, was approximately $17.4 million. The registrant has no non-voting common equity. As of March 24, 2004, the total number of outstanding shares was 12,590,733.

Portions of the registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 26, 2004 are incorporated by reference in Part III.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk” and elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

•	Business and growth strategies;

•	Markets we serve;

•	Liquidity; and

•	Outcome of the merger agreement with Kforce.

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

PART I

Item 1.    Business

Overview of the Company

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis. We deliver information technology (“IT”) professionals to vendors and users of leading edge technologies, and to certain vertical markets, including government services, banking and finance, healthcare and energy services. Through our subsidiary, OnStaff, we deliver specialty corporate professionals at all levels to the Title, Escrow, Mortgage, Financial Services and Healthcare industries.

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

Proposed Merger with Kforce.    On December 2, 2003, Kforce Inc. (“Kforce”) and the Company announced the execution of an Agreement and Plan of Merger. Under the terms of the merger agreement, Kforce will acquire all of the shares of the Company in exchange for shares of Kforce common stock. The definitive exchange ratio is dependent upon the average of the closing prices of Kforce common stock for the 15 consecutive trading days ending on and including the third trading day prior to the closing date (such average is referenced herein as the “Kforce stock market value”). Kforce may elect to terminate the merger agreement if the Kforce average closing stock price remains below $6.00 for 15 consecutive trading days at any time prior to the closing. The proposed transaction requires and is subject to the approval by both Kforce’s shareholders and the stockholders of the Company and other customary closing and regulatory conditions.

On March 11, 2004 Kforce released their annual report on Form 10-K which included statements that they believe certain conditions exist or will exist in the future that have or will have a material adverse effect on Hall Kinion, that Kforce Board of Directors is unwilling to reconfirm their parent recommendation for the proposed merger and that the outcome of the merger is uncertain. Hall Kinion issued a press release that day indicating that the Company believes that no conditions exist which would permit Kforce to terminate the merger, that discussions with Kforce were continuing, and that the Company would take all steps necessary to protect its rights under the merger agreement. As of the date of this filing, discussions with Kforce are continuing regarding the status of the merger.

Details of the terms of the merger with Kforce are described in a registration statement on Form S-4 filed by Kforce on December 24, 2003 and amended on February 9, 2004, which includes a preliminary proxy statement of Hall Kinion related to the merger. The registration statement has not been declared effective by the Securities and Exchange Commission and may not include current details relating to the merger. Access to the Form S-4 and any future amendments may be obtained through the Kforce Web Site (www.kforce.com) or through the public files of the Securities and Exchange Commission. Readers are encouraged to review the Form S-4 in connection with a review of this Form 10-K as both the consummation of the merger or a termination of the merger would have a significant financial effect on Hall Kinion. No assurance can be given that the merger will be completed on its original terms or at all.

Results of Operations in 2003 and Management’s Plans for 2004.    During 2003, 2002 and 2001, the Company generated net losses of $18.6 million, $20.6 million and $45.6 million, respectively, as a result of the downturn in the economy and decreased demand for Technology Professional Services. In the fourth quarter of fiscal 2003, the Company also experienced a significant decline in demand for Corporate Professional Services provided by OnStaff in the mortgage and financing industry. The Company may continue to experience losses and negative cash flows from operations in 2004.

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended, are described under “Liquidity and Capital Resources”. Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of the end of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5 million to the lender and CIT Business Credit agreed to increase availability under the line by $5 million. The lender has agreed to execute an amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain certain reserves plus unrestricted cash of not less than $2 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

Hall Kinion agreed to pay to Ms. Rhodes and Mr. Kinion an aggregate fee of $200,000 for providing the letters of credit, plus reimbursement of any costs incurred and reimbursement of any amounts drawn under the letters of credit.

In November 2003, Hall Kinion negotiated a settlement with OnStaff’s former owners that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly (see Note 4 to the Consolidated Financial Statements). If the merger with Kforce is completed, the notes are due in full shortly after closing of the merger, or if the merger has not been completed before May 15, 2004, the notes are due in installments as scheduled. If the merger is not completed by May 15, 2004 and if CIT Business Credit does not consent to the payment of the first installment, the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements. No assurance can be given as to the whether CIT Business Credit will permit the payment of the first installment of the earnout payment on May 15, 2004, if the merger is not consummated by then.

In response to these liquidity issues, the Company instituted and continues to pursue initiatives intended to increase revenues, decrease operating costs, improve liquidity, enhance margins and better position it to compete under current market conditions. Management believes that the Company’s cash, cash flow from operations and borrowing availability will be sufficient to enable it to meet its financial obligations and sustain its operations through at least December 31, 2004.

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

Growth Strategy

Currently, the Hall Kinion growth strategy is focused on cross-marketing, internal growth, and diversifying into new vertical markets and service offerings. Key elements of the strategy include:

•	Cross-Marketing. We continue to analyze ways to take advantage of the synergies presented by the 2002 acquisition of OnStaff and how the resources of each business unit, including our offices, employees and client contacts, can be useful in the marketing efforts of the other. After we acquired OnStaff in August 2002, we placed OnStaff employees in a number of Hall Kinion offices to leverage our established position in those locations with new growth in the real estate services and healthcare industries.

•	Internal Growth. Our sales and sales support employees, who are the key contacts both with clients and with IT and corporate professionals, directly impact our ability to generate revenues. We constantly monitor the productivity of our offices and sales employees, who are given incentives to provide year-over-year and sequential quarterly revenue growth, and to perform to their budget at the revenue, gross profit and earnings before interest and income taxes levels. We have been successful in recruiting and retaining sales and sales support personnel, by providing sales training and targeted industry training during their initial orientation and throughout their careers.

•	Diversifying into New Vertical Markets. In 2003 we continued a program to focus additional efforts on providing technology staffing to non-technology companies where technology skills were in high demand, including government services, banking and finance, healthcare and energy services. We believe that we can continue to build on our already established reputation as a provider of leading edge technology professionals by directing our efforts toward other vertical market sectors.

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

Achieve Maximum Operating Efficiency

In 2003, we integrated OnStaff’s Corporate Professional Services operations and continued to focus on cost reductions. The OnStaff headquarters in Burbank, California were closed on February 15, 2003 and administrative and accounting activities were transferred to Hall Kinion’s corporate headquarters in Novato, California. During the year, we announced the restructuring of the Technology Division, the reduction in sales, sales support, and administrative staffing, management positions and the closure of unprofitable offices. We believe the benefit of the integration and restructurings will be realized in 2004 and beyond. We continue to pursue opportunities to streamline operations, automate processes using new technologies and other techniques to achieve maximum operating efficiency.

Overview of Business Segments

Hall Kinion has two business segments, Contract Professional Staffing and Permanent Placement Services. The Contract Professional Staffing segment provides skilled temporary personnel, and the Permanent Placement Services segment sources, qualifies, and delivers professionals for direct hire by our clients.

Information concerning revenues and segment profitability is included in Note 15 to Consolidated Financial Statements.

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

As of December 28, 2003, we had 1,777 contract professionals providing services for our clients and 154 sales and sales support employees, including branch managers and sales vice presidents, whose primary role is the rapid delivery of highly qualified professionals to our clients.

Business Divisions

Technology Professional Division—Hall Kinion primarily provides IT professionals to our clients. We started Hall Kinion in Silicon Valley and expanded to the Silicon Valleys of the world. We believe that our competitive advantage is our ability to successfully recruit and retain the best and brightest IT professionals. Our IT professionals offer our clients leading edge technology skills and our clients offer our professionals the opportunity to work on leading edge assignments. In 2003 we experienced the continued softness in the IT industry that reflected a slowdown in the rate of innovation in this industry and a general reduction in demand for personnel with expertise in leading hardware, software or networking technologies.

Corporate Professional Division—OnStaff provides contract services primarily to the real estate and healthcare industries. In the real estate industry, it is a leading provider of staffing in the title, escrow, and mortgage lending fields. We focus on providing knowledgeable staff with first-hand experience in these industries. In the healthcare industry, we provide experienced professional staff to healthcare institutions for administrative and operational positions. In the real estate services industry we serve, the demand for professional personnel is strongly influenced by the volume of mortgage financing, both for new units and re-financings. The volume is very sensitive to interest rates and other general economic conditions. Increases in interest rates could have a significant negative impact on our business in this field. In the fourth quarter of 2003, there was a significant decline in demand for Corporate Professional Services in the mortgage and financing industry provided by OnStaff.

Clients

Our contract staffing business focuses on companies requiring the professional skills in the markets we target: IT, healthcare, real estate services, and finance and accounting. Our assignments typically place an individual or a small group of skilled professionals and, as a result, we have minimal client concentration. We provide our services directly to our customers or, indirectly as a subcontractor through other technical staffing service companies. In 2003, our top client accounted for 6% of revenue and our top ten direct and indirect clients accounted for approximately 29% of our net revenues. Our top ten clients to whom we directly provided services in 2003 were:

•	Countrywide Financial Corp.

•	Wells Fargo Bank

•	AT&T Wireless

•	Verizon

•	IBM

•	Compaq Corp.

•	RBC Mortgage

•	Bank of America

•	North American Title

•	Mitsubishi

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

Permanent Placement Services

The Permanent Placement Services segment employs sales and sales support personnel whose primary role is the rapid delivery of high quality IT professionals for permanent placement with clients. As of December 28, 2003, we employed 11 sales and sales support employees, including branch managers, sales directors, and sales vice presidents, in Permanent Placement Services.

We derive permanent placement revenues upon permanent placement of each professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a professional commences employment or, in the case of retained searches, upon completion of our contractual obligations.

Business units in this segment operate as Hall Kinion & Associates, Inc. in domestic locations and as Hall Kinion Asia Pacific for services primarily to companies located or doing business in Asia.

Clients

For the year ending December 28, 2003, approximately 38% of our placements were made to technology and related companies with the remainder to a diverse client mix.

Competition

In the Permanent Placement or the recruitment services market, we compete primarily against local and regional recruiting companies. The permanent placement and recruiting industry is also highly competitive and fragmented and has low barriers to entry. As a result, the competitive issues discussed above under contract staffing apply to permanent placement services as well.

Corporate Information Technology

We provide the tools necessary for employees to deliver services with the speed demanded by our clients. WebPAS™ software, a proprietary application, is used to match candidates to open customer job orders. WebPAS captures key information about a candidate’s skills and matches them precisely to the customer job requirements thereby improving the accuracy of matching while reducing the time it takes to place a suitable candidate with the customer. In 2002, ICPlanet, a Hall Kinion subsidiary, developed software to extend the functionality of WebPAS to a public Internet site, permitting candidates to respond to job postings. IT talent sourcing and communication with clients and among offices via the Internet are critical to our business model. In addition, we utilize several other Internet-related tools and encourage employees to use the latest Internet applications such as Dice.com, to better serve our clients. At the core of Hall Kinion’s connectivity strategy is independent Internet access for all employees, a corporate wide intranet and shared access to the proprietary database of contract professional talent.

Employees

As of December 28, 2003, we had 1,777 professionals providing contract services to clients. This number included 1,690 employees and 87 subcontractors. Sales, sales support, administrative and accounting staff at December 28, 2003 consisted of 238 full-time employees, of whom 165 were sales and sales support personnel and 73 were administrative and accounting personnel. Hall Kinion is not a party to any collective bargaining agreements covering any employees, has never experienced any material labor disruption and is unaware of any current efforts or plans to organize our employees. We consider our relationship with employees to be good.

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

Our principal Internet address is http://www.hallkinion.com. Our annual, quarterly and current reports, and amendments to those reports, are available free of charge on that website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended, are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less certain receivable balances as defined in the agreement that totaled $2.3 million as of December 28, 2003, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less letters of credit and certain payables as defined in the agreement that totaled $0.6 million as of December 28, 2003.

•	Interest is at prime plus 1.25% (approximately 5.0% at December 28, 2003) and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require maintaining a minimum combined average balance of cash and credit line availability of $2.0 million at all times.

•	Borrowings are collateralized by all of the Company’s assets.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock and may not make earnout payments to OnStaff without the prior written consent of CIT Business Credit.

•	A bank lockbox was established whereby all Company cash receipts are first applied to the line of credit.

As of December 28, 2003, outstanding borrowings under the line of credit were $8.5 million and additional available borrowings were $2.0 million.

Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5 million to the lender and CIT Business Credit agreed to increase availability under the line by $5 million. The lender has agreed to execute an amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain certain reserves plus unrestricted cash of not less than $2 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

Hall Kinion agreed to pay to Ms. Rhodes and Mr. Kinion an aggregate fee of $200,000 for providing the letters of credit, plus reimbursement of any costs incurred and reimbursement of any amounts drawn under the letters of credit.

In November 2003, Hall Kinion negotiated a settlement with OnStaff’s former owners that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly (see Note 4 to the Consolidated Financial Statements). If the merger with Kforce is completed, the notes are due in full shortly after closing of the merger, or if the merger has not been completed before May 15, 2004, the notes are due in installments as scheduled. If the merger is not completed by May 15, 2004 and if CIT Business Credit does not consent to the payment of the first installment, the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements. No assurance can be given as to the whether CIT Business Credit will permit the payment of the first installment of the earnout payment on May 15, 2004, if the merger is not consummated by then.

We reported losses during the last three fiscal years and the Company may continue to experience losses and negative cash flows from operations in 2004. In addition, during the fourth quarter of 2003, there was a significant decrease in eligible accounts receivable as a result of the decline in revenues of OnStaff, resulting in a reduction in availability under the line. At February 29, 2004, we had cash and cash equivalents of $1.2 million. If we continue to suffer losses, we may require additional financing sooner than anticipated or in greater amounts. If our existing cash balances and cash flow expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms, or at all, we may not be able to execute our business plan or otherwise respond to competitive pressures or unanticipated requirements and it may have a material adverse effect on our ability to continue to operate.

Failure to manage our size properly could negatively affect our business and financial condition.

We have experienced a period of rapid decline in operations. We made corresponding reductions in headcount and offices to manage costs. The reductions in headcount have placed and will continue to place significant demands upon our management and other resources. Our net revenues increased 30.3% from $120.4 million in 2002 to $156.9 million in 2003 while sales and administrative headcount decreased 38.0% from 384 employees at the end of 2002 to 238 employees at the end of 2003. Year-end headcount for 2003 reflects decreases in staff due to restructuring and attrition. Our ability to manage future growth effectively will require us to hire additional management personnel and expand our operational, financial and other internal systems. We may not be able to hire additional qualified management personnel. Our current personnel, systems, procedures and controls may not be adequate to support our future operations. A failure to manage our size effectively could have a material negative effect on our business, operating results and financial condition.

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

In 2003 we experienced the continued softness in the IT industry that reflected a slowdown in the rate of innovation in this industry and a general reduction in demand for personnel with expertise in leading hardware, software or networking technologies. In the real estate services industry we serve, the demand for professional personnel is strongly influenced by the volume of mortgage financing, both for new units and re-financings. The volume is very sensitive to interest rates and other general economic conditions. Increases in interest rates could have a significant negative impact on our business in this field. In the fourth quarter of 2003, there was a significant decline in demand for Corporate Professional Services in the mortgage and financing industry provided by OnStaff. Reduction in demand for our services had a material negative impact on our business, operating results and financial condition in 2003.

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

Our business, operating results and financial condition could be negatively impacted if demand for our services in any new vertical or geographic markets we enter is less than we anticipate, if our new service groups or offices are not profitable in a timely manner or if we fail to hire qualified employees.

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

The addition of offices and entry into new geographic markets may not occur on a timely basis or achieve anticipated financial results. The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. In 2001, 2002 and 2003, we closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

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

Our permanent placement business has declined 14.7% in 2003 and can be expected to continue to fluctuate significantly in the future. We provide permanent placement services on an assignment-by-assignment basis, which clients can terminate at any time, and existing clients may not continue to use our services at historical levels. A decline in our permanent placement business will result in a decrease in our net revenues. More importantly, gross profit for our permanent placement services group is essentially equal to permanent placement net revenues, as there are no direct costs associated with such revenues. Therefore, a decline in our permanent placement revenue would result in a decrease in our gross profit margins and net income.

Failure to manage and integrate acquisitions properly could adversely affect our business, operating results and financial condition.

In August 2002 we acquired substantially all the assets of the OnStaff group of companies which specializes in real estate, healthcare and finance corporate professional contract services. These industry and service specializations augment the IT professional services provided by Hall Kinion. We obtained significant bank financing to complete the OnStaff acquisition. In 2003, OnStaff’s Corporate Professional Services operations were integrated into those of Hall Kinion. The success of the OnStaff acquisition strategy will be dependent on the continuing integration of operating activities, cross marketing of services, efficiency of the combined operations and effective management of the various service groups.

Acquisitions also involve a number of other risks, including:

•	negative effects on our reported operating results from increases in interest and other acquisition-related expenses or impairment of goodwill;

•	negative effects on our reported cash flows and the Company’s liquidity due to earnout obligations;

•	the diversion of management’s attention;

•	the integration of any acquired business, which may result in significant integration-related expenses;

•	the departure of key personnel at the acquired business; and

•	uncertainty that an acquired business will achieve anticipated revenues and earnings.

In the quarter ended December 28, 2003, there was a significant decline in demand for OnStaff’s Corporate Professional Services in the mortgage and financing industry, due to uncertainty about interest rates and the lower demand for mortgage financings and refinancings. In November 2003, Hall Kinion negotiated a settlement with OnStaff’s former owners that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Due to all of the foregoing, acquisitions may have a material negative effect on our business, operating results and financial condition.

We are dependent on our sales and sales support personnel to maintain revenue levels and increase our revenue growth.

We generate our net revenues when our sales and sales support personnel successfully match our professionals with our clients’ needs. Sales and sales support personnel headcount decreased 47% from 311 employees at the end of 2002 to 165 employees at the end of 2003. Experienced sales and sales support personnel have left our company in the past. In the future, we expect departures of experienced sales and sales support personnel from time to time. We may need to hire additional, productive sales and sales support personnel in order to maintain revenue levels and increase our revenue growth. We may not be able to attract or retain productive sales and sales support personnel. If we are unable to attract and retain productive sales and sales support personnel in a cost-effective manner, it could negatively impact our net revenues and profitability.

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

Our future business and operating results depend in significant part upon the continued contributions of our key employees and senior management personnel, many of whom would be difficult to replace. The loss or temporary absence of any of our senior management, significant sales and sales support employees, other key personnel and, in particular, Brenda C. Rhodes, our Chief Executive Officer, could have a material negative effect on our business, operating results and financial condition. In December 2003, in order to facilitate integration efforts for the Kforce merger, Ms. Rhodes removed herself from day-to-day operations.

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

Our principal stockholders who are associated with the Company, Brenda C. Rhodes and Todd J. Kinion, beneficially owned a total of approximately 26.4% of our outstanding shares of common stock at December 28, 2003. As a result, these stockholders as a group may be able to exercise substantial control over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of making it difficult for a third party to acquire control of our company and may discourage third parties from attempting to do so.

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

Item 2.    Properties

Our principal executive offices are located in Novato, California and occupy an aggregate of approximately 20,900 square feet of office space as of December 28, 2003, pursuant to a lease that expires in September 2008. We also lease or sublease office space for 45 Contract Professional Staffing and 5 Permanent Placement Services sales offices at 41 locations in the United States and a Permanent Placement Services sales office in Tokyo, Japan. In addition, we owned a training facility located in Park City, Utah that was sold on February 27, 2004.

Item 3.    Legal Proceedings

We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed for trading on the NASDAQ, National Market System under the symbol HAKI. On March 24, 2004, there were approximately 61 holders of record of the Common Stock.

The table below sets forth the high and low sales prices per share as reported on the NASDAQ (National Market System) for the fiscal years ended December 28, 2003 and December 29, 2002.

	Sales Price
	High	Low
Fiscal year ended December 28, 2003
4th quarter ended December 28, 2003	$4.98	$3.84
3rd quarter ended September 28, 2003	$5.00	$2.74
2nd quarter ended June 29, 2003	$3.00	$1.30
1st quarter ended March 30, 2003	$5.79	$0.72

	High	Low
Fiscal year ended December 29, 2002
4th quarter ended December 29, 2002	$7.08	$4.75
3rd quarter ended September 29, 2002	$9.14	$4.80
2nd quarter ended June 30, 2002	$12.00	$6.00
1st quarter ended March 31, 2002	$9.95	$6.50

The closing sales price of our common stock on NASDAQ on March 24, 2004 was $2.86.

No cash dividends were paid in 2003, 2002 or 2001. We, as we deem appropriate, may continue to retain all earnings for use in our business or may consider paying a dividend in the future. We cannot currently issue dividends without prior bank consent.

Item 6.    Selected Financial Data

The following selected financial data has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included elsewhere in this report.

	Fiscal Year
	2003	2002(1)	2001	2000	1999
	(Unaudited)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$156,919	$120,428	$173,836	$296,491	$180,749
Cost of contract services	111,616	80,744	100,834	147,539	96,502

Gross profit	45,303	39,684	73,002	148,952	84,247
Operating Expenses:
Selling, general and administrative expenses	46,607	47,407	96,820	125,493	70,732
Impairment of goodwill		15,478	26,736
Restructuring costs (income)	2,792	(6)	17,048

Income (loss) from operations	(4,096)	(23,195)	(67,602)	23,459	13,515
Other income (expense), net	(295)	(323)	1,181	1,615	(477)

Income (loss) before income taxes	(4,391)	(23,518)	(66,421)	25,074	13,038
Income tax provision (benefit)	14,181	(2,870)	(20,809)	10,464	5,382

Net income (loss)	$(18,572)	$(20,648)	$(45,612)	$14,610	$7,656

Net income (loss) per share:
Basic	$(1.47)	$(1.66)	$(3.48)	$1.18	$0.75

Diluted	$(1.47)	$(1.66)	$(3.48)	$1.10	$0.71

Weighted Average Common Shares Outstanding:
Basic	12,592	12,475	13,121	12,357	10,155
Diluted	12,592	12,475	13,121	13,267	10,716

Consolidated Balance Sheet Data:
Working capital (deficit)	$(972)	$6,916	$36,721	$64,819	$15,560
Total assets	55,043	74,906	89,459	139,821	76,554
Long term liabilities	4,228	6,201	6,470	209	14,161
Stockholders’ equity	25,293	43,767	64,781	110,762	43,969

(1)	OnStaff operations are included since its acquisition at the beginning of August 2002.

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Overview

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis. We deliver contract professionals to vendors and users of leading edge technologies, and to vertical markets including government services, banking and finance, medical technology and energy services. Through our subsidiary, OnStaff, we deliver specialty corporate professionals at all levels to the Title, Escrow, Mortgage, Financial Services and Healthcare industries.

Our net revenues are derived principally from the hourly billings of our professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last two to six months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first and fourth fiscal quarters. We derive permanent placement revenues upon permanent placement of each professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a professional commences employment or, in the case of retained searches, upon completion of our contractual obligations. We have a broad client base and no single customer provided more than 6% of our total net revenues during the year ended December 28, 2003.

Proposed Merger with Kforce.    On December 2, 2003, Kforce Inc. (“Kforce”) and the Company announced the execution of an Agreement and Plan of Merger. Under the terms of the merger agreement, Kforce will acquire all of the shares of the Company in exchange for shares of Kforce common stock. The definitive exchange ratio is dependent upon the average of the closing prices of Kforce common stock for the 15 consecutive trading days ending on and including the third trading day prior to the closing date (such average is referenced herein as the “Kforce stock market value”). Kforce may elect to terminate the merger agreement if the Kforce average closing stock price remains below $6.00 for 15 consecutive trading days at any time prior to the closing. The proposed transaction requires and is subject to the approval by both Kforce shareholders and the stockholders of the Company and other customary closing and regulatory conditions.

On March 11, 2004 Kforce released their annual report on Form 10-K which included statements that they believe certain conditions exist or will exist in the future that have or will have a material adverse effect on Hall Kinion, that Kforce Board of Directors is unwilling to reconfirm their parent recommendation for the proposed merger and that the outcome of the merger is uncertain. Hall Kinion issued a press release that day indicating that the Company believes that no conditions exist which would permit Kforce to terminate the merger, that discussions with Kforce were continuing, and that the Company would take all steps necessary to protect its rights under the merger agreement. As of the date of this filing, discussions with Kforce are continuing regarding the status of the merger.

Details of the terms of the merger with Kforce are described in a registration statement on Form S-4 filed by Kforce on December 24, 2003 and amended on February 9, 2004, which includes a preliminary proxy statement of Hall Kinion related to the merger. The registration statement has not been declared effective by the Securities and Exchange Commission and may not include current details relating to the merger. Access to the Form S-4 and any future amendments may be obtained through the Kforce Web Site (www.kforce.com) or through the public files of the Securities and Exchange Commission. Readers are encouraged to review the Form S-4 in connection with a review of this Form 10-K as both the consummation of the merger or a termination of the merger would have a significant financial effect on Hall Kinion. No assurance can be given that the merger will be completed on its original terms or at all.

Results of Operations in 2003 and Management’s Plans for 2004.    During 2003, 2002 and 2001, the Company generated net losses of $18.6 million, $20.6 million and $45.6 million, respectively, as a result of the downturn in the economy and decreased demand for Technology Professional Services. In the fourth quarter of fiscal 2003, the Company also experienced a significant decline in demand for Corporate Professional Services provided by OnStaff in the mortgage and financing industry. The Company may continue to experience losses and negative cash flows from operations in 2004.

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended, are described under “Liquidity and Capital Resources”. Hall Kinion was in compliance with its loan covenants and terms as of

December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of the end of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5 million to the lender and CIT Business Credit agreed to increase availability under the line by $5 million. The lender has agreed to execute an amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain certain reserves plus unrestricted cash of not less than $2 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

Hall Kinion agreed to pay to Ms. Rhodes and Mr. Kinion an aggregate fee of $200,000 for providing the letters of credit, plus reimbursement of any costs incurred and reimbursement of any amounts drawn under the letters of credit.

In November 2003, Hall Kinion negotiated a settlement with OnStaff’s former owners that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly (see Note 4 to the Consolidated Financial Statements). If the merger with Kforce is completed, the notes are due in full shortly after closing of the merger, or if the merger has not been completed before May 15, 2004, the notes are due in installments as scheduled. If the merger is not completed by May 15, 2004 and if CIT Business Credit does not consent to the payment of the first installment, the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements. No assurance can be given as to the whether CIT Business Credit will permit the payment of the first installment of the earnout payment on May 15, 2004, if the merger is not consummated by then.

In response to these liquidity issues, the Company instituted and continues to pursue initiatives intended to increase revenues, decrease operating costs, improve liquidity, enhance margins and better position it to compete under current market conditions. Management believes that the Company’s cash, cash flow from operations and borrowing availability will be sufficient to enable it to meet its financial obligations and sustain its operations through at least December 31, 2004.

Operating Results.    Our Contract Professional Staffing provides specialized professionals on a short-term contract basis and accounted for 97.4% of our net revenues in 2003, 96.0% in 2002, and 86.0% in 2001. Our Permanent Placement Services provides specialized professionals on a permanent basis and accounted for 2.6% of our net revenues in 2003, 4.0% in 2002, and 14.0% in 2001.

We reported an increase in net revenues and gross profit in 2003 as OnStaff’s Corporate Professional Services operations are included for the entire year ended December 28, 2003. Operating results of OnStaff in 2002 include only the five months from its August 2002 acquisition. Net revenues increased 30.3% to $156.9 million in 2003 from $120.4 million in 2002. Net revenues from our Contract Professional Staffing increased 32.2% to $152.8 million in 2003 from $115.6 million in 2002. OnStaff’s Corporate Professional Services contributed $71.4 million of the net revenues for the year ended December 28, 2003 compared to $25.4 million for the five months it was operating as part of Hall Kinion in 2002. Technology Professional Services revenues in 2003 were $81.4 million as compared to 2002 revenues of $90.2 million. In the quarter ended December 28, 2003, there was a significant decline in demand for OnStaff’s Corporate Professional Services in the mortgage and financing industry, resulting in a decrease in our billable contract professional headcount to 1,777 at the end of 2003 from 2,305 at the end of 2002, a 22.9% decrease. The number of contractors on assignment has not increased significantly through February 2004.

Operating costs in 2003 included a charge of $2.8 million for restructuring costs. During 2003, Hall Kinion integrated OnStaff’s Corporate Professional Services operations while it continued to focus on cost reductions. Through restructuring and attrition, sales, sales support, and administrative staffing decreased 38.0% to 238 as of December 28, 2003 as compared to 384 as of December 29, 2002. The operating costs were lower in 2003 than 2002 principally because the 2002 results include a charge of $15.5 million for impairment of goodwill.

We reported a loss from operations of $4.1 million in 2003 due to lower profitability of our assignments, despite an increase in net revenues and gross profit and a decrease in operating expenses. The net loss of $18.6 million was due principally to a $14.0 million valuation allowance recorded against net deferred tax assets (see Note 11 to Consolidated Financial Statements) as the realization of the deferred tax assets was not assured.

Critical Accounting Policies

Allowances for Doubtful Accounts Receivable—We establish allowances for estimated losses resulting from the inability of customers to make required payments based on the aging of our accounts receivable, analysis of specific delinquent accounts, and our historical write-off experience. As of December 28, 2003, accounts receivable were $15.8 million, net of allowances of $1.6 million. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Valuation of Net Deferred Tax Assets—As of December 28, 2003, deferred tax assets totaling $20.8 million were stated at a net value of zero as management determined it is more likely than not that such loss carryforwards and other tax benefits will be not be realized. The gross deferred tax asset consists primarily of net operating loss and credit carryforwards of $8.8 million and temporary differences of $12.0 million. Realization of the loss carryforwards is dependent on generating sufficient taxable income in certain tax jurisdictions prior to expiration of the loss carryforwards.

Impairment of Goodwill and Other Identifiable Intangible Assets—As of December 28, 2003, goodwill was $15.4 million and other identifiable intangible assets were $10.0 million. The recoverability of goodwill and other identifiable intangible assets is based on assumptions regarding estimated future cash flows and other factors. If these assumptions and estimates change in the future, additional expense may be recorded to reflect impairment of these assets.

Results of Operations

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

Net Revenues.    Net revenues increased 30.3% to $156.9 million in 2003 from $120.4 million in 2002 as OnStaff’s Corporate Professional Services operations are included for the entire year ended December 28, 2003 as compared to only five months in 2002. Net revenues from our Permanent Placement Services decreased 14.6%, to $4.1 million in 2003 from $4.8 million in 2002 due to the continued softness of the economy. Net revenues from our Contract Professional Staffing increased 32.2% to $152.8 million in 2003 from $115.6 million in 2002. OnStaff’s Corporate Professional Services contributed $71.4 million of the net revenues in 2003 compared to $25.4 million for the five months in 2002. Technology Professional Services revenues in 2003 were $81.4 million as compared to 2002 revenues of $90.2 million. We experienced a decline in the Contract Professional Staffing billing rates due to the greater volume of OnStaff business at lower average billing rates. In the quarter ended December 28, 2003, there was a significant decline in demand for OnStaff’s Corporate Professional Services in the mortgage and financing industry, resulting in a decrease in our OnStaff’s Corporate Professional Services headcount to 1,130 at the end of 2003 from 1,708 at the end of 2002, a 33.8% decrease. The decline of real estate related assignments in the OnStaff’s Corporate Professional Division are due to uncertainty about interest rates and the lower demand for mortgage financings and refinancings.

Gross Profit.    Gross profit for our Contract Professional Staffing represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for professionals. As there are no direct costs associated with Permanent Placement Services, gross profit for these services is essentially equal to revenues. While gross profit increased to $45.3 million in 2003 from $39.7 million in 2002, gross margin percentages decreased to 28.9% in 2003 from 33.0% in 2002. The gross profit of Technology Professional Services assignments was 28.4% in 2003 and 32.7% in 2002. Gross margins for OnStaff’s Corporate Professional Services were 25.4% in 2003 as compared to 27.4% in the prior year. Permanent Placement Services revenues, which have a 100% profit margin, were 2.6% of total revenues in 2003 compared to 4.0% in 2002. Gross margin percentages decreased for both periods due principally to the higher volume of OnStaff’s Corporate Professional Services with lower gross margin rates, and to a lesser extent, a decline in Permanent Placement Services, lower margins on Technology Professional Services, and increased worker’s compensation costs due to higher California insurance rates.

Operating Expenses.    Operating expenses consist of selling, general, and administrative expense (primarily sales, sales support and administrative employee and related facilities costs), impairment and restructuring expenses. Operating expenses decreased 21.5% to $49.4 million in 2003 compared to $62.9 million in 2002. Operating expenses, as a percentage of net revenues, decreased to 31.5% in 2003 from 52.2% in 2002. In 2002 there was a charge of $15.5 million for the impairment of goodwill. In 2003 there was a net charge for restructuring of operations of $2.8 million as compared to a $6,000 net reduction of restructuring reserves in 2002. The selling, general, and administrative expenses in 2003 were reduced to $46.6 million or 29.7% of revenue from $47.4 million or 39.4% of revenue in 2002. Our revenue producing sales and sales support employee headcount decreased to 165 as of the end of 2003 from 311 as of the end of 2002, a 46.9% decrease. The decrease in selling, general, and administrative expenses was a result of the benefits of restructuring of operations in 2003, 2002 and 2001, partially offset by the additional operating costs of OnStaff since its acquisition in August 2002.

Income Tax Provision.    At December 28, 2003 a valuation allowance of $14.0 million was recorded to reflect the amount of deferred tax assets which management determined were not likely to be realized. In both 2003 and 2002, Hall Kinion paid income taxes to certain state and local jurisdictions of $0.1 million.

Net Income (Loss).    The net loss for 2003 was $18.6 million compared to a net loss of $20.6 million for 2002. We experienced a net loss in 2003 primarily as a result of the decline in profitability of contract and permanent services and a valuation allowance of $14.0 million for deferred tax assets.

Fiscal Year Ended December 29, 2002 Compared to Fiscal Year Ended December 30, 2001

Net Revenues.    Net revenues decreased 30.7% to $120.4 million in 2002 from $173.8 million in 2001. Net revenues from our Contract Professional Staffing decreased 22.7% to $115.6 million in 2002 from $149.5 million in 2001. Contract Professional Staffing revenues in 2002 were comprised of $90.2 million from our Technology Professional Division and $25.4 million from our Corporate Professional Division since its acquisition in August 2002. Net revenues from our Permanent Placement Services were $4.8 million in 2002 and $24.3 million for 2001, representing a decrease of 80.3%. The decrease in net revenues was due primarily to the continued softening of the technology sector of the economy and slack demand, which resulted in a significant decrease in the number of new IT assignments. Partially offsetting this decline was the acquisition of the OnStaff business, and the increase in real estate related assignments in the Corporate Professional Division fueled by low interest rates and the strong demand for mortgage financings and refinancings. Our revenue producing sales and sales support employee headcount decreased throughout the year to 311 as of the end of 2002 from 357 as of the end of 2001, a 12.9% decrease. Our contract professional headcount increased to 2,305 at the end of 2002 from 833 at the end of 2001, a 176% increase, primarily as a result of acquiring OnStaff.

Gross Profit.    Gross profit for our Contract Professional Staffing represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for professionals. As there are no direct costs associated with Permanent Placement Services, gross profit for these services is essentially equal to revenues. Gross profit decreased to 33% or $39.7 million in 2002 from 42% or $73.0 million in 2001. The decrease in gross profit was primarily attributable to a decrease in demand for Permanent Placement Services, and to a lesser extent, a decrease in the number and profitability of contract IT assignments, and the lower profitability of OnStaff’s Contract Corporate Professional assignments as compared to gross margins earned on IT assignments. The decrease in the gross margin percentage is also attributable to the decrease in revenues for the Permanent Placement Services, which has a 100% profit margin, from 14% of total revenues in 2001 to 4% in 2002. The gross margin percentage for the remaining Contract Professional Staffing declined from 32.6% in 2001 to 30.2% in 2002, partially as a result in a decline in the Technology Professional Division gross profit to 31.0% in 2002 and the addition of OnStaff with a lower margin of 27.4% in 2002.

Operating Expenses.    Operating expenses consist of selling, general, and administrative expense (primarily sales, sales support and administrative employee and related facilities costs), impairment and restructuring expenses. Operating expenses decreased 55.3% to $62.9 million in 2002 compared to $140.6 million in 2001. Operating expenses, as a percentage of net revenues, decreased to 52.2% in 2002 from 80.9% in 2001. The lower costs in 2002 resulted primarily from a reduction of $49.4 million or 51.0% in selling, general, and administrative expenses. This decrease was a result of the restructuring of operations in 2001 and 2002, partially offset by the operating costs of OnStaff since its acquisition in August 2002 and the impairment of goodwill. Selling, general, and administrative expenses were reduced to 39.4% of net revenue in 2002 compared to 55.7% in 2001 even though net revenues were 30.7% lower in 2002. This is in part due to the accounts receivable write-offs of $12.8 million in 2001, of which $10.7 million was considered to be in excess of our historical write-off levels. Impairment of goodwill was $26.7 million in 2001 and $15.5 million in 2002. See Note 5 to Consolidated Financial Statements.

Other Income and Expenses, Net.    In 2002 we reported a net expense of $0.3 million as compared to other income, net of $1.2 million in 2001. The decrease in interest income was due to a decline in investments, cash and cash equivalents that were utilized to fund operations and the decline in interest rates.

Income Tax Benefit.    In 2002, the effective tax rate was 12.1% as compared to 31.3% in 2001. The 2002 effective rate is lower than the 2001 rate primarily because a valuation allowance of $6.2 million was recorded to reflect the amount of deferred tax assets that were not likely to be realized.

Net Income (Loss).    The net loss for 2002 was $20.6 million compared to a net loss of $45.6 million for 2001. We experienced a net loss in 2002 primarily as a result of the continuing decline in revenues, in permanent placement and contract services, lower profitability of contract services and the goodwill impairment charge.

Liquidity and Capital Resources

We generally fund our operations and working capital needs through borrowings under our revolving line of credit and cash generated from operations. Our operating activities used cash of $2.3 million in 2003, $3.7 million in 2002, and $3.4 million in 2001. The 2003 operating cash flow deficiency was primarily due to funding restructuring costs of $4.8 million, partially offset by a $1.0 million refund of income taxes.

Cash provided by (used for) investing activities in 2003, 2002 and 2001 was $0.05 million, ($13.4) million, and ($19.1) million, respectively. The principal investing activities for 2003 included the purchase of software licenses and leasehold improvements of $0.45 million, offset by the recovery of $0.50 million escrow related to the OnStaff acquisition.

Net cash provided by (used for) financing activities was ($1.8) million in 2003, $10.1 million in 2002 and ($4.7) million in 2001. In 2003, Hall Kinion made net repayments of $1.5 million on the credit line. Hall Kinion’s banking arrangement requires that all cash deposits received be applied to reduce the outstanding balance on the bank line of credit. The Company then draws against the available line of credit the estimated amount required for operations.

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended, are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less certain receivable balances as defined in the agreement that totaled $2.9 million as of December 28, 2003, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less letters of credit and certain payables as defined in the agreement that totaled $0.6 million as of December 28, 2003.

•	Interest is at prime plus 1.25% (approximately 5.0% at December 28, 2003) and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require maintaining a minimum combined average balance of cash and credit line availability of $2.0 million at all times.

•	Borrowings are collateralized by all of the Company’s assets.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock and may not make earnout payments to OnStaff without the prior written consent of CIT Business Credit.

•	A bank lockbox was established whereby all Company cash receipts are first applied to the line of credit.

As of December 28, 2003, outstanding borrowings under the line of credit were $8.5 million, additional available borrowings were $2.0 million and cash and cash equivalents were $4.5 million. Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5 million to the lender and CIT Business Credit agreed to increase availability under the line by $5 million. The lender has agreed to execute an amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain certain reserves plus unrestricted cash of not less than $2 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

Hall Kinion agreed to pay to Ms. Rhodes and Mr. Kinion an aggregate fee of $200,000 for providing the letters of credit, plus reimbursement of any costs incurred and reimbursement of any amounts drawn under the letters of credit.

In November 2003, Hall Kinion negotiated a settlement with OnStaff’s former owners that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly (see Note 4 to the Consolidated Financial Statements). If the merger with Kforce is completed, the notes are due in full shortly after closing of the merger, or if the merger has not been completed before May 15, 2004, the notes are due in installments as scheduled. If the merger is not completed by May 15, 2004 and if CIT Business Credit does not consent to the payment of the first installment, the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements. No assurance can be given as to the whether CIT Business Credit will permit the payment of the first installment of the earnout payment on May 15, 2004, if the merger is not consummated by then.

In response to these liquidity issues, the Company instituted and continues to pursue initiatives intended to increase revenues, decrease operating costs, improve liquidity, enhance margins and better position it to compete under current market conditions. Management believes that the Company’s cash, cash flow from operations and borrowing availability will be sufficient to enable it to meet its financial obligations and sustain its operations through at least December 31, 2004.

Summary Disclosure about Contractual Obligations and Commercial Commitments

The following table summarizes significant contractual obligations as of December 28, 2003:

	Amount of Commitment By Expiration Period
	Total	Less than 1 Year	2-3 Years		4-5 Years		After 5 Years
	(Dollars in thousands)
Contractual Obligations
Line of credit (1)	$8,528	$8,528	$		$		$
Operating lease commitments (2)	10,913	5,136		4,301		1,476
Capital lease commitments (2)	43	38		5
Accrued compensation (3)	1,050	1,050

Total contractual obligation	$20,534	$14,752		$4,306		$1,476	$

Other Commercial Commitments
OnStaff contingent earnout (4)	$12,750	$3,062		$9,688	$		$
Standby letters of credit (5)	1,957	525		1,432
Purchase commitments (6)	141	141

Total commercial commitments	$14,848	$3,728		$11,120	$		$

(1)	Represents the outstanding balance under the line of credit. See Note 5 to Consolidated Financial Statements.
(2)	Represents the obligations under facilities and computer equipment leases. See Note 12 to Consolidated Financial Statements.
(3)	Represents obligations under an executive employment agreement. See Note 14 to Consolidated Financial Statements.
(4)	Represents the Company’s obligation to pay OnStaff up to $4.3 million annually up to a total of $12,750, cumulatively. See Note 4 to Consolidated Financial Statements.
(5)	Represents letters of credit provided as security deposits for self-insured worker’s compensation plans and for a facilities lease.
(6)	Represents one-year purchase commitments under telecommunications services contracts.

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

Interest Rate Risk.    As of December 28, 2003, we had $8.5 million outstanding under the bank line of credit at an interest rate of 5.0%. Under the credit facility dated June 13, 2003, the interest is at the lender’s prime rate plus 1.25%. Starting June 27, 2004, the interest rate may be decreased to a rate as low as prime plus 0.5%, contingent upon our specified levels of profitability. The interest rate will increase or decrease as economic conditions change. An immediate 10% change in interest rates would be immaterial to our financial condition or results of operations.

Foreign Currency Exchange Rate Risk.    The Japanese yen is the functional currency in our branch office in Japan. We do not currently enter into foreign exchange forward contracts to hedge the balance sheet exposures and intercompany balances against future movements in foreign exchange rates. However, we do maintain cash balances denominated in Japanese yen. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at December 28, 2003, the fair value of these foreign currency balances would decline by an immaterial amount.

Item 8.    Financial Statements and Supplementary Data

        [to be filed by amendment]

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 130a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 28, 2003. They have determined that such disclosure controls and procedures are effective to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

We regularly evaluate our internal controls and discuss these matters with our independent accountants and Audit Committee. Based on these evaluations and discussions, we consider what revisions, improvements or corrections are necessary in order to ensure that our internal controls are and remain effective.

There have been no significant changes in internal controls, or other factors that could significantly affect internal controls, including any corrective actions with regard to material weaknesses or significant deficiencies. We intend to continue to proactively refine our internal controls on an ongoing basis as appropriate. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objective of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The nominees for directors of the Company are presented in registrant’s definitive proxy statement and is incorporated herein by this reference.

The information required by this Item concerning the Company’s executive officers is presented, under the caption “Executive Officers” in the proxy statement and is incorporated herein by this reference. The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is presented under the caption “Certain Relationships and Related Transactions” in the proxy statement and is incorporated herein by this reference.

The information required by this item as to Hall Kinion’s code of ethics is set forth under the caption “Corporate Governance—Code of Business Conduct” in the proxy statement and is incorporated herein by this reference.

Item 11.    Executive Compensation

Information required by this Item concerning compensation of the Company’s executive officers for the year ended December 28, 2003 is presented under the caption “Executive Compensation and Other Matters” in the proxy statement and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by this Item concerning the security ownership of certain beneficial owners, directors and executive officers is set forth under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the proxy statement and is incorporated herein by this reference.

The Company has three stock option plans. The Company’s 1997 Stock Option Plan (the “1997 Plan”) authorizes the issuances of options covering up to 3,759,000 shares of common stock. The 1997 Plan provides for an automatic annual increase in the number of number of shares covered by the 1997 Plan equal to 3.0% of the number of shares of common stock outstanding on the first day of each calendar year. The IT Professional Stock Option Plan (the “IT Plan”) authorizes the issuance of options covering up to 983,000 shares of common stock and provides for an automatic annual increase in the number of shares covered by the IT Plan equal to 1.5% of the number of shares of common stock outstanding on the first day of each calendar year. The Company’s 2000 Stock Option Plan (the “2000 Plan”) authorizes the issuance of options covering up to 1,000,000 shares of common stock. The 2000 Plan does not contain any provisions for automatic increases in the number of shares covered by the 2000 Plan. See Note 10 to consolidated financial statements for information regarding other terms of the plans. The IT Plan was established while the Company was still privately held and did not require stockholder approval. The 1997 Plan was approved by the stockholders. The 2000 Plan does not require stockholder approval. The Company also has an Employee Stock Purchase Plan, which was approved by stockholders, but has never been implemented.

The following table sets forth information as of December 28, 2003 with respect to the Company’s stock option plans.

	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Plans(1)
Plans approved by stockholders (1997 Plans and IT Plan)	3,597,000	$8.62	1,018,000
Plans not approved by stockholders (2000 Plan)	652,000	$6.85	338,000

(1)	Excludes shares included in first column. Also excludes shares which will be covered under the 1997 Plan and the ITP Plan pursuant to provisions for annual automatic increase described above.

Item 13.    Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions during 2003 is set forth under the caption “Certain Relationships and Other Transactions” in the proxy statement and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

Information required by this Item concerning the principal accountant fees and services during 2003 is set forth under the caption “Fees Paid to Independent Accountants” in the proxy statement and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.    Financial Statements

[To be filed by amendment]

(a)  2.    Financial Statement Schedules

Not applicable

(a)  3.    Exhibits

2.1

OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.1 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.2

HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.2 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.3

BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.3 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.4

Agreement by and among Hall Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Madi, Inc. (formerly known as OnStaff), Laje, Inc. (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc. (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”) and Matthew Johnston, on the other hand, dated November 21, 2003.

2.5

Amendment number 1 to Asset Purchase Agreement by and among Hall Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust Dated April 23, 2001, Johnston Living Trust Dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated as of November 28, 2003.

2.6	Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of Madi, Inc.

2.7	Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of StaffQ.

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

4.3	Registration Rights Agreement incorporated by reference as exhibit 4.4 filed with the Company’s report on Form 8-K dated August 23, 2002.

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

10.5	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes incorporated by reference as exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.6	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant incorporated by reference as exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

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

10.10	Financing and Security Agreement between the Registrant and The CIT Group/Business Credit, Inc., incorporated by reference to exhibit 99.2 to the Registrant’s Report on Form 8-K, filed June 23, 2003.

10.11	First Amendment to Financing Agreement and Waiver between the Registrant and The CIT Group/Business Credit, Inc. dated March 1, 2004.

10.12	Restated Offer Letter dated July 31, 2003 between the Registrant and Rita Hazell, incorporated by reference to exhibit 10.11 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.13	Restated Offer Letter dated July 31, 2003 between the Registrant and Martin A. Kropelnicki, incorporated by reference to exhibit 10.12 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1, filed with the Company’s Report on Form 10-K filed March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

On February 3, 2004, we filed a Form 8-K announcing preliminary financial results for the year and quarter ended December 28, 2003.

On March 11, 2004, we filed a Form 8-K expressing strong disappointment in Kforce’s announcement and releasing unaudited financial results for the year and quarter ended December 28, 2003

(c)  Exhibits.

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

Date: March 29, 2004

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

Signature	Title	Date

/S/ BRENDA C. RHODES Brenda C. Rhodes	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	March 29, 2004

/S/ JON H. ROWBERRY Jon H. Rowberry	Director	March 29, 2004

/S/ TODD J. KINION Todd J. Kinion	Director	March 29, 2004

/S/ JACK F. JENKINS-STARK Jack F. Jenkins-Stark	Director	March 29, 2004

/S/ HERBERT I. FINKELMAN Herbert I. Finkelman	Director	March 29, 2004

/S/ MICHAEL S. STEIN Michael S. Stein	Director	March 29, 2004

/S/ MARTIN A. KROPELNICKI Martin A. Kropelnicki	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2004

EXHIBIT INDEX

Exhibits
2.1

OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.1 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.2

HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.2 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.3

BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.3 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.4

Agreement by and among Hall Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Madi, Inc. (formerly known as OnStaff), Laje, Inc. (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc. (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”) and Matthew Johnston, on the other hand, dated November 21, 2003.

2.5

Amendment number 1 to Asset Purchase Agreement by and among Hall Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust Dated April 23, 2001, Johnston Living Trust Dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated as of November 28, 2003.

2.6	Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of Madi, Inc.

2.7	Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of StaffQ.

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

1

Exhibits
4.3	Registration Rights Agreement incorporated by reference as exhibit 4.4 filed with the Company’s report on Form 8-K dated August 23, 2002.

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

10.5	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes incorporated by reference as exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.6	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant incorporated by reference as exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.7

The Registrant’s 2000 Stock Option Plan incorporated by reference as exhibit 4.0 to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000.

10.8	The Registrant’s E2 Equity Edge Cash Equity Plan, incorporated by reference to exhibit 10.19 to the Registrant’s Report on Form 10-K filed March 27, 2001.

10.9

Employment and Non-Competition Agreement dated August 9, 2002 between the Registrant and Jeffrey A. Evans, incorporated by reference to exhibit 10.13 filed with the Company's Report on Form 10-K filed March 31, 2003.

10.10	Financing and Security Agreement between the Registrant and The CIT Group/Business Credit, Inc., incorporated by reference to exhibit 99.2 to the Registrant's Report on Form 8-K, filed June 23, 2003.

10.11	First Amendment to Financing Agreement and Waiver between the Registrant and The CIT Group/Business Credit, Inc. dated March 1, 2004.

10.12	Restated Offer Letter dated July 31, 2003 between the Registrant and Rita Hazell, incorporated by reference to exhibit 10.11 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.13	Restated Offer Letter dated July 31, 2003 between the Registrant and Martin A. Kropelnicki, incorporated by reference to exhibit 10.12 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1 filed with the Company's Report on Form 10-K filed March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2