Form 10-K/A
period 2003-12-28
HALL KINION & ASSOCIATES INC
filed 2004-04-06
CIK 1009657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Proposed Merger with Kforce.    On April 5, 2004, Kforce Inc. (“Kforce”) and the Company executed an Amended and Restated Agreement and Plan of Merger. Under the terms of the amended merger agreement, Kforce will acquire all of the shares of Hall Kinion in exchange for shares of Kforce common stock under a similar structure as originally provided, with a change in the exchange ratio, which remains dependent upon the average of the closing prices of Kforce common stock for the 15 consecutive trading days ending on and including the third trading day prior to the closing date (such average is referenced herein as the “Kforce stock market value”). Kforce may elect to terminate the merger agreement if the Kforce average closing stock price remains below $7.00 for 15 consecutive trading days at any time prior to the closing. The proposed transaction requires and is subject to the approval by the stockholders of the Company and other customary closing and regulatory conditions. In connection with the amended merger agreement, the parties have entered into a Management Agreement pursuant to which Kforce will manage the day-to-day operations of Hall Kinion.

Details of the terms of the merger with Kforce are described in the Form 8-K filed by Hall Kinion on April 6, 2004. Additional details will be filed by Kforce in a registration statement on Form S-4. The Form S-4 will include a preliminary proxy statement of Hall Kinion related to the merger and amends Kforce’s Form S-4 filings dated December 24, 2003 and February 9, 2004. Access to the Form S-4 and any future amendments may be obtained through the Kforce Web site (http://www.kforce.com) or through the public files of the Securities and Exchange Commission. Readers are encouraged to review the Form 8-K and Form S-4 in connection with a review of this Form 10-K/A because both the consummation of the merger or a termination of the merger would have a significant effect on Hall Kinion. No assurance can be given that the merger will be completed.

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

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are described under “Liquidity and Capital Resources”. Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of the end of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenant of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

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

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less reserves and certain receivable balances as defined in the agreement that totaled $2.3 million as of December 28, 2003, plus undrawn amounts under the $5.0 million irrevocable letters of credit, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less reserves, letters of credit and certain payables as defined in the agreement that totaled $0.6 million as of December 28, 2003.

•	Interest is at prime plus 1.25% (approximately 5.0% at December 28, 2003) and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require maintaining a minimum balance of unrestricted cash and credit line availability of $2.0 million at all times.

•	Borrowings are collateralized by all of the Company’s assets, and irrevocable letters of credit totaling $5.0 million provided by certain stockholders.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock and may not make earnout payments to OnStaff without the prior written consent of CIT Business Credit.

•	A bank lockbox was established whereby all Company cash receipts are first applied to the line of credit.

As of December 28, 2003, outstanding borrowings under the line of credit were $8.5 million and additional available borrowings were $2.0 million.

Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

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

Management Agreement with Kforce

In connection with the amended merger agreement, Hall Kinion and Kforce entered into a Management Agreement, pursuant to which Kforce will manage the day-to-day operations of Hall Kinion. If the merger is not consummated, any actions taken by Kforce, as manager, could have a material adverse effect on Hall Kinion’s ability to retain employees and key personnel as well as a material adverse effect on Hall Kinion’s results of operations.

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

Our future business and operating results depend in significant part upon the continued contributions of our key employees and senior management personnel, many of whom would be difficult to replace. The loss or temporary absence of any of our senior management, significant sales and sales support employees, and other key personnel could have a material negative effect on our business, operating results and financial condition. In December 2003, in order to facilitate integration efforts for the Kforce merger, Ms. Rhodes removed herself from day-to-day operations.

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

Proposed Merger with Kforce.    On April 5, 2004, Kforce Inc. (“Kforce”) and the Company executed an Amended and Restated Agreement and Plan of Merger. Under the terms of the amended merger agreement, Kforce will acquire all of the shares of Hall Kinion in exchange for shares of Kforce common stock under a similar structure as originally provided, with a change in the exchange ratio, which remains dependent upon the average of the closing prices of Kforce common stock for the 15 consecutive trading days ending on and including the third trading day prior to the closing date (such average is referenced herein as the “Kforce stock market value”). Kforce may elect to terminate the merger agreement if the Kforce average closing stock price remains below $7.00 for 15 consecutive trading days at any time prior to the closing. The proposed transaction requires and is subject to the approval by the stockholders of the Company and other customary closing and regulatory conditions. In connection with the amended merger agreement, the parties have entered into a Management Agreement pursuant to which Kforce will manage the day-to-day operations of Hall Kinion.

Details of the terms of the merger with Kforce are described in the Form 8-K filed by Hall Kinion on April 6, 2004. Additional details will be filed by Kforce in a registration statement on Form S-4. The Form S-4 will include a preliminary proxy statement of Hall Kinion related to the merger and amends Kforce’s Form S-4 filings dated December 24, 2003 and February 9, 2004. Access to the Form S-4 and any future amendments may be obtained through the Kforce Web site (http://www.kforce.com) or through the public files of the Securities and Exchange Commission. Readers are encouraged to review the Form 8-K and Form S-4 in connection with a review of this Form 10-K/A because both the consummation of the merger or a termination of the merger would have a significant effect on Hall Kinion. No assurance can be given that the merger will be completed.

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

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are described under “Liquidity and Capital Resources”. Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of the end of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

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

Self-Insured Workers’ Compensation and Medical Benefits—We accrue estimated costs for employee workers’ compensation and medical benefits under plans that are funded by the Company. As of December 28, 2003, the accrual was $900,000. If claims for workers’ on-the-job injuries or medical expenses exceed our estimates based on current levels of activity, additional amounts may be accrued.

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

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less reserves and certain receivable balances as defined in the agreement that totaled $2.9 million as of December 28, 2003, plus undrawn amounts under the $5.0 million irrevocable letters of credit, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less letters of credit and certain payables as defined in the agreement that totaled $0.6 million as of December 28, 2003.

•	Interest is at prime plus 1.25% (approximately 5.0% at December 28, 2003) and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require maintaining a minimum balance of cash and credit line availability of $2.0 million at all times.

•	Borrowings are collateralized by all of the Company’s assets and irrevocable letters of credit totaling $5.0 million provided by certain stockholders.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock and may not make earnout payments to OnStaff without the prior written consent of CIT Business Credit.

•	A bank lockbox was established whereby all Company cash receipts are first applied to the line of credit.

As of December 28, 2003, outstanding borrowings under the line of credit were $8.5 million, additional available borrowings were $2.0 million and cash and cash equivalents were $4.5 million. Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

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

Item 8.    Financial Statements and Supplementary Data

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 28, 2003	December 29, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$4,517	$8,571
Accounts receivable, net of allowance for doubtful accounts of $1,608 at December 28, 2003 and $2,544 at December 29, 2002	15,787	17,804
Prepaid expenses and other current assets	2,653	1,554
Property held for sale	1,593
Deferred income taxes		3,925

Total current assets	24,550	31,854
Property and equipment, net	3,501	7,511
Goodwill	15,390	11,849
Intangible assets, net	9,982	10,859
Deferred income taxes and other assets	1,620	12,833

Total assets	$55,043	$74,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$8,528	$10,000
Note payable related to OnStaff earnout	3,062
Accounts payable	3,969	2,874
Accrued salaries, commissions and related payroll taxes	5,157	5,303
Accrued liabilities	2,565	3,645
Reserve for restructuring costs	2,091	3,014
Income taxes payable	150	102

Total current liabilities	25,522	24,938
Accrued compensation and deferred rent	1,375	3,046
Note payable related to OnStaff earnout	1,021
Reserve for non-current restructuring costs	1,832	3,155

Total liabilities	29,750	31,139

Commitments and contingencies
Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,588 at December 28, 2003 and 12,684 at December 29, 2002	84,716	85,036
Stockholder notes receivable	(400)	(800)
Accumulated other comprehensive loss	(85)	(103)
Accumulated deficit	(58,938)	(40,366)

Total stockholders’ equity	25,293	43,767

Total liabilities and stockholders’ equity	$55,043	$74,906

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net Revenues:
Contract services	$152,840	$115,644	$149,515
Permanent placement	4,079	4,784	24,321

Total net revenues	156,919	120,428	173,836
Cost of contract services	111,616	80,744	100,834

Gross profit	45,303	39,684	73,002
Operating Expenses:
Selling, general and administrative expenses	46,607	47,407	96,820
Impairment of goodwill		15,478	26,736
Restructuring costs (income)	2,792	(6)	17,048

Loss from operations	(4,096)	(23,195)	(67,602)
Interest income	34	338	1,300
Interest expense	(544)	(190)	(24)
Other income (expense)	215	(471)	(95)

Loss before income taxes	(4,391)	(23,518)	(66,421)
Income tax provision (benefit)	14,181	(2,870)	(20,809)

Net loss	$(18,572)	$(20,648)	$(45,612)

Net loss per share:
Basic	$(1.47)	$(1.66)	$(3.48)
Diluted	$(1.47)	$(1.66)	$(3.48)
Shares used in per share calculations:
Basic	12,592	12,475	13,121
Diluted	12,592	12,475	13,121

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
	Shares	Amount
BALANCES as of December 31, 2000	13,179	$87,207	$(2,267)	$(72)	$25,894	$110,762
Exercise of stock options	73	334				334
Tax benefit related to stock options		98				98
Repurchase of common stock	(300)	(1,835)				(1,835)
Forgiveness of stockholder note receivable			1,067			1,067
Net loss					(45,612)	(45,612)	$(45,612)
Accumulated translation adjustment				(33)		(33)	(33)

Comprehensive loss							$(45,645)

BALANCES as of December 30, 2001	12,952	85,804	(1,200)	(105)	(19,718)	64,781
Exercise of stock options	78	420				420
Tax benefit related to stock options		103				103
Stock issued related to acquisition	363	2,240				2,240
Repurchase of common stock	(709)	(3,531)				(3,531)
Forgiveness of stockholder note receivable			400			400
Net loss					(20,648)	(20,648)	$(20,648)
Accumulated translation adjustment				2		2	2

Comprehensive loss							$(20,646)

BALANCES as of December 29, 2002	12,684	85,036	(800)	(103)	(40,366)	43,767
Exercise of stock options and tax benefit	6	3				3
Repurchase of common stock	(102)	(323)				(323)
Forgiveness of stockholder note receivable			400			400
Net loss					(18,572)	(18,572)	$(18,572)
Accumulated translation adjustment				18		18	18

Comprehensive loss							$(18,554)

BALANCES as of December 28, 2003	12,588	$84,716	$(400)	$(85)	$(58,938)	$25,293

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Cash flows from operating activities:
Net loss	$(18,572)	$(20,648)	$(45,612)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,104	3,702	4,868
Deferred income taxes	14,030	(424)	(12,387)
Loss (gain) on disposition of property and equipment	237		(8)
Impairment of goodwill		15,478	26,736
Non-cash restructuring costs	2,792	158	3,973
Stockholder note receivable forgiveness	400	400	1,067
Changes in assets and liabilities:
Accounts receivable	2,017	(5,099)	30,438
Prepaid expenses and other assets	(662)	(32)	(32)
Accounts payable and accrued expenses	(6,747)	(5,812)	(1,830)
Income taxes payable (receivable)	1,086	8,583	(10,584)

Net cash used for operating activities	(2,315)	(3,694)	(3,371)

Cash flows from investing activities:
Sale or maturity of investments		8,200	25,581
Purchase of investments			(33,680)
Purchase of property and equipment	(455)	(1,802)	(5,078)
Cash paid for business acquisitions		(19,750)	(3,032)
Recoveries (earnout payments) related to business acquisitions	505		(2,883)

Net cash provided by (used for) investing activities	50	(13,352)	(19,092)

Cash flows from financing activities:
Borrowing on line of credit	113,935	10,000
Repayments on line of credit	(115,407)
Proceeds from exercise of options	7	420	334
Repurchase and cancellation of common stock	(324)	(291)	(5,075)

Net cash provided by (used for) financing activities	(1,789)	10,129	(4,741)

Net decrease in cash and cash equivalents	(4,054)	(6,917)	(27,204)
Cash and cash equivalents, beginning of year	8,571	15,488	42,692

Cash and cash equivalents, end of year	$4,517	$8,571	$15,488

Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) during the year for:
Income taxes, net	$(929)	$(10,794)	$2,348
Interest	$438	$154	$24
Noncash investing and financing activities—Business acquisitions:
Note payable related to OnStaff earnout	$4,083
Common stock issued		$2,240
Liabilities assumed and related goodwill			$2,000

See notes to consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 28, 2003, December 29, 2002 and December 30, 2001

Note 1. Business and Proposed Merger with Kforce

Business. Hall, Kinion & Associates, Inc. (the “Company”) is a staffing company specializing in placing high technology and corporate professional personnel on both a contract and permanent basis.

Proposed Merger with Kforce. On April 5, 2004, Kforce Inc. (“Kforce”) and the Company executed an Amended and Restated Agreement and Plan of Merger. Under the terms of the merger agreement, Kforce will acquire all of the shares of the Company in exchange for shares of Kforce common stock. The definitive exchange ratio is dependent upon the average of the closing prices of Kforce common stock for the 15 trading days ending on and including the third trading day prior to the closing date (such average is referenced herein as the “Kforce stock market value”). If the Kforce stock market value is equal to or greater than $7.09, but less than $9.60, then the exchange ratio will equal 0.45. If the Kforce stock market value is equal to or greater than $9.60, then the exchange ratio will be $4.32 divided by the Kforce stock market value. For purposes of calculating the Exchange Ratio, the Market Trading Price shall not exceed $10.60; therefore, if the price calculated is equal to or greater than $10.60, the Exchange Ratio will be calculated by dividing $4.32 by $10.60 which equals 0.4075. If the Kforce stock market value is less than $7.09, then the exchange ratio will be $3.19 divided by the Kforce stock market value. Kforce may elect to terminate the merger agreement if the Kforce average closing stock price remains below $7.00 for 15 consecutive trading days at any time prior to the closing.

The proposed transaction requires and is subject to the approval by the stockholders of the Company and the effectiveness of a registration statement registering the common stock to be issued to stockholders of the Company and other customary closing conditions.

Note 2. Results of Operations in 2003 and Management’s Plans for 2004

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

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are described under Note 5. Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of the end of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility. On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004.

In November 2003, Hall Kinion negotiated a settlement with OnStaff’s former owners that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly (see Note 4). If the merger with Kforce is completed, the notes are due in full shortly after closing of the merger, or if the merger has not been completed before May 15, 2004, the notes are due in installments as scheduled. If the merger is not completed by May 15, 2004 and if CIT Business Credit does not consent to the payment of the first installment, the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements. No assurance can be given as to the whether CIT Business Credit will permit the payment of the first installment of the earnout payment on May 15, 2004, if the merger is not consummated by then.

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

Note 3. Significant Accounting Policies

Fiscal Year. The Company’s fiscal year ends on the Sunday closest to December 31. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks.

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

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant changes in the allowance are as follows:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands)
Beginning balance	$2,544	$3,176	$3,455
Charged to cost and expense	104	526	12,492
Written off	(1,040)	(1,158)	(12,771)

Ending balance	$1,608	$2,544	$3,176

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to twenty-five years. Leasehold improvements are amortized over the shorter of the estimated life of the asset or the lease term.

Goodwill and Other Identifiable Intangible Assets. As of December 28, 2003, goodwill was $15.4 million and the carrying amount of other identifiable intangibles was $10.0 million, including $3.1 million subject to amortization over three to five year lives and $6.9 million not subject to amortization. Amortization expense in 2003 and 2002 was $877,000 and $365,000, respectively. The recoverability of goodwill and other identifiable intangible assets is based on assumptions regarding estimated future cash flows and other factors. If these assumptions and estimates change in the future, additional expense may be recorded to reflect impairment of these assets.

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

Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of proforma net income (loss) and earnings (loss) per share. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option price models, even though models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proforma amounts and the assumptions used to calculate them are shown below.

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Proforma amounts (in thousands):
Net loss:
As reported	$(18,572)	$(20,648)	$(45,612)
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,472)	(5,140)	(13,833)

Proforma	$(23,044)	$(25,788)	$(59,445)

Diluted loss per share:
As reported	$(1.47)	$(1.66)	$(3.48)
Proforma	$(1.83)	$(2.07)	$(4.53)
Assumptions:
Expected dividend rate	None	None	None
Volatility	94.6%	90.0%	92.3%
Risk-free interest rate	3.9%	2.2%	3.8%
Expected lives (years)	3-6	2-5	3-6

Net Income (Loss) Per Share. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if convertible securities and contracts to issue common stock were converted or exercised into common stock. The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method. In calculating the net loss per share for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, 3.7 million, 2.3 million and 1.6 million options, respectively, were excluded because they are anti-dilutive.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 4. Acquisition of OnStaff

On August 9, 2002, the Company acquired certain net assets and assumed certain liabilities of OnStaff in exchange for $18.1 million in cash and 363,057 shares of Hall Kinion common stock, valued at $2.2 million. The value of the common stock issued was determined based upon the average market price of the Company’s common stock over a 2-day period before and after the August 9, 2002 acquisition. In addition, the Company agreed to pay OnStaff up to $4.3 million in each of 2003, 2004 and 2005, contingent upon the achievement of specified annual financial performance metrics.

OnStaff, a privately-held group of companies that provided temporary and full-time employees in the real estate, finance and healthcare industries, included: OnStaff, Inc., a California corporation (“OSI”), Healthcare Staffing Resources, Inc., a California corporation (“HCSR”), and Boardnetwork.com, Inc., a California corporation (“BNI”). The accompanying condensed consolidated financial statements include the operations of OnStaff from August 2002.

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

On November 21, 2003, the Company reached settlement with the former owners of OnStaff, including two current Hall Kinion employees, regarding a tax indemnity agreement, certain escrowed funds and shares, the achievement of the first years’ financial goals and payment of the 2003 earnout installment and other matters. As a result, the former OnStaff owners released their claim to a $0.5 million escrow fund and agreed to an offset of $0.2 million of the initial sale proceeds against the 2003 earnout payment. The Company released to the sellers 81,688 shares of common stock representing 75% of the shares held in escrow and agreed that the 2003 earnout payment was fully earned. The earnout payment, originally due on February 15, 2004, was deferred until the earlier of: (i) 14 days after the close of the transaction, in the case of a significant change of control due to sale, merger, consolidation or otherwise (See Note 1), or, (ii) February 15, 2005, under the terms of a note agreement which requires monthly payments of interest at 10% per annum and quarterly payments of principal beginning May 15, 2004. As of December 28, 2003, goodwill and the note payable related to OnStaff earnout increased by $4.1 million ($4.3 million earnout less the $0.2 million disclosed above). The recovery of the $0.5 million escrow was recorded as a reduction of goodwill.

The following proforma information is based upon the historical results of the Company and OnStaff as if the acquisition had occurred on January 1, 2001:

	Years Ended
	December 29, 2002	December 30, 2001
	(in thousands except per share amounts) (unaudited)
Net revenues	$143,114	$208,901
Net loss	$(22,526)	$(46,029)
Diluted loss per share	$(1.81)	$(3.40)

Note 5. Line of Credit

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less reserves and certain receivable balances as defined in the agreement that totaled $2.9 million as of December 28, 2003, plus undrawn amounts under the $5.0 million irrevocable letters of credit (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less reserves, letters of credit and certain payables as defined in the agreement that totaled $0.6 million as of December 28, 2003.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Interest is at prime plus 1.25% (approximately 5.0% at December 28, 2003) and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require maintaining a minimum balance of unrestricted cash and credit line availability of $2.0 million at all times.

•	Borrowings are collateralized by all of the Company’s assets and irrevocable letters of credit totaling $5.0 million provided by certain stockholders.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock and may not make earnout payments to OnStaff without the prior written consent of CIT Business Credit.

•	A bank lockbox was established whereby all Company cash receipts are first applied to the line of credit.

As of December 28, 2003, outstanding borrowings under the line of credit were $8.5 million and additional available borrowings were $2.0 million. Hall Kinion was in compliance with its loan covenants and terms as of December 28, 2003; however, the Company was not in compliance with one of the financial covenants as of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 31, 2004.

Note 6. Restricted Cash

Restricted cash of $1.0 million, covering outstanding letters of credit related to leases and self-insurance programs, is included on the consolidated balance sheet as of December 28, 2003 under deferred income taxes and other assets.

Note 7. Property and Equipment

Property and equipment, net consists of:

	December 28, 2003	December 29, 2002
	(in thousands)
Property and equipment	$12,858	$14,748
Land and building		2,100
Leasehold improvements	1,330	1,916

	14,188	18,764
Accumulated depreciation and amortization	(10,687)	(11,253)

Net property and equipment	$3,501	$7,511

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property held for sale. On February 2, 2004, the Company agreed to sell its training facility in Park City, Utah for $1.7 million. The sale closed on February 27, 2004 and resulted in net cash proceeds of $1.6 million. At December 28, 2003, the Company recorded a write down of $0.2 million to reduce the recorded net book value of the property to the expected net cash proceeds from the sale.

Note 8. Impairment of Goodwill

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

As of December 28, 2003, the goodwill related to Contract Professional Staffing was $15.4 million and the Company performed its annual impairment test at such date. Significant estimates and assumptions were used in determining the Company’s estimated fair value of each reporting unit, including forecasted volume, revenue, level of operating expenses, number of offices and profitability. No impairment of goodwill was determined to exist as of December 28, 2003.

In 2002 and early 2003, sales and profitability for the Technology Professional Division declined and on March 3, 2003, the Company announced a restructuring plan that included closure of 13 offices and termination of 69 employees and recorded a restructuring charge of $2.3 million in March 2003. Additionally, the Company’s market capitalization declined significantly beginning early in the first quarter of 2003. The closing trading price was $1.79 per share as of March 26, 2003. As a result, the Company determined, based upon such estimates and assumptions and comparison to the Company’s market capitalization in March 2003 that the estimated fair values of its reporting units were significantly less than the related carrying values as of December 29, 2002. Therefore, following the methodology required under SFAS No. 142, goodwill totaling $15.5 million was written off as of December 29, 2002, resulting in a revised carrying amount of $11.8 million as of that date, all of which was included in the Contract Professional Staffing segment (See Note 15).

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

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant changes in the balance of goodwill follows:

	December 28, 2003	December 29, 2002
	(in thousands)
Beginning balance	$11,849	$15,478
Acquisition of OnStaff		11,849
2003 OnStaff earnout	4,083
Impairment of goodwill		(15,478)
Recovery of escrow	(500)
Other	(42)

Ending balance	$15,390	$11,849

A reconciliation of previously reported net loss and diluted loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of related income tax effect, follows:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands, except per share amounts)
Reported net loss	$(18,572)	$(20,648)	$(45,612)
Add: Goodwill amortization, net of tax			508

Adjusted net loss	$(18,572)	$(20,648)	$(45,104)

Diluted loss per share on reported net loss	$(1.47)	$(1.66)	$(3.48)
Add: Goodwill amortization, net of tax			0.04

Adjusted net loss per share	$(1.47)	$(1.66)	$(3.44)

Note 9. Restructuring Costs

During 2001, the Company decided to close several offices and reduced its workforce. The Company recorded $17.0 million for severance, lease terminations, and other costs associated with the Company’s decision to restructure operations. In 2002, restructuring income of $6,000 was comprised of income for the favorable resolution of certain severance and sublease agreements, offset by costs resulting from higher than estimated lease termination payments.

During the quarter ended March 30, 2003, the Company closed 13 offices and terminated the employment of 69 employees, recording a charge of $2.3 million that consisted of $1.6 million of lease termination costs, $0.5 million of severance and other costs, and $0.2 million for asset impairment. During the quarter ended June 29, 2003, the Company closed its London and Seattle offices and reduced management positions, recording a charge of $0.8 million, which consisted of $0.2 million for lease termination costs, $0.5 million for severance and other costs, and $0.1 million for asset impairment. During the quarter ended September 28, 2003, the Company recorded a charge of $0.3 million resulting primarily from lower than anticipated sublease income for sales office closures during the first and second quarters of 2003. The Company also recorded favorable adjustments of $0.5 million and $0.1 million in the second and fourth quarters, respectively, of 2003 resulting from finalizing certain lease termination, severance, and other liabilities accrued in prior periods. The remaining restructuring costs are anticipated to be paid out during the next twelve months, except for the rental payments related to long-term facility leases that require settlement in 2005 and beyond and are reserved as non-current restructuring costs.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring liability is as follows:

	Lease Termination Costs	Severance Costs	Total
	(in thousands)
Balances as of December 30, 2001	$8,047	$1,264	$9,311
Paid	(2,340)	(796)	(3,136)
Adjustments	(212)	206	(6)

Balances as of December 29, 2002	$5,495	$674	$6,169
Additions	1,754	1,038	2,792
Paid	(3,590)	(1,146)	(4,736)
Adjustments	228	(530)	(302)

Balance as of December 28, 2003	$3,887	$36	$3,923

Note 10. Stockholders’ Equity

Capital Stock—The Company is authorized to issue 110,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Stockholder Notes Receivable—In January 1999, the Company loaned its Chief Executive Officer (“CEO”) $2,000,000, which bears interest at the Company’s incremental rate of borrowing plus  1/8% per annum (5.175% at December 28, 2003), compounded monthly. This loan, as amended in January 2001, provides that 20% of the principal amount plus accrued interest be forgiven annually, beginning on January 1, 2001, so that on January 1, 2005, no amounts will be due or owing. The note is secured by 433,000 shares of the Company’s Common Stock pledged by the CEO. As loan forgiveness due January 1, 2004 was recorded in 2003, the remaining balance of the note as of December 28, 2003 is $400,000.

Stock Options—The Company’s 1997 Stock Option Plan (the “Plan”), as amended, authorizes the issuance of up to 3,759,000 shares of common stock pursuant to incentive or nonqualified stock options granted under the Plan to key employees, non-employees, directors and consultants who provide services to the Company. The Plan also allows an automatic annual authorization for an additional number of shares equal to 3.0% of the number of shares of Common Stock outstanding on the first day of each calendar year. At December 28, 2003, 59,000 shares of Common Stock were available for issuance under the plan. Under the Plan, options generally are granted at fair market value at the date of grant as determined by the Board of Directors. Such options vest over periods ranging from two to five years and expire up to ten years from the grant date.

The Company’s IT Professional Stock Option Plan (the “IT Professional Plan”) was adopted by the Board of Directors in May 1997. The Company has authorized 983,000 shares of Common Stock for issuance under the IT Professional Plan, and an additional number of shares equal to 1.5% of the number of shares of Common Stock outstanding on the first day of each calendar year is automatically added to this authorization each year pursuant to the terms of the IT Professional Plan. At December 28, 2003, 959,000 shares of Common Stock were available for issuance under the IT Professional Plan. Under the IT Professional Plan, independent consultants may, at the discretion of the plan administrator, be granted options to purchase shares of Common Stock at an exercise price no less than 85% of the fair market value of such shares on the grant date, however, to date, none have been granted. Options under the IT Professional Plan are generally vested based upon the tenure of the IT Professional and expire ten years from grant date.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2000 Stock Option Plan (the “2000 Plan”) adopted by the Board of Directors, authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to nonqualified stock options granted under the 2000 Plan to key employees who provide services to the Company. At December 28, 2003, 338,000 shares of Common Stock were available for issuance under the plan. Under the 2000 Plan, options generally are granted at fair market value at the date of the grant as determined by the Board of Directors. Such options vest over five years and expire up to ten years from the grant date.

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

Activity under all stock option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2000	2,888,000	$18.95
Granted (weighted average fair value of $6.46 per share)	640,000	$10.09
Canceled	(1,783,000)	$21.47
Exercised	(74,000)	$4.60

Balance, December 30, 2001	1,671,000	$13.48
Granted (weighted average fair value of $3.36 per share)	2,574,000	$7.29
Canceled	(352,000)	$11.25
Exercised	(77,000)	$5.40

Balance, December 29, 2002	3,816,000	$9.67
Granted (weighted average fair value of $2.45 per share)	1,093,000	$2.98
Canceled	(649,000)	$7.16
Exercised	(6,000)	$1.09

Balance, December 28, 2003	4,254,000	$8.35

Additional information regarding options outstanding as of December 28, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30 – $1.30	378,000	8.93	$1.26	142,000	$1.19
$1.57 – $5.46	936,000	8.86	$4.64	206,000	$4.69
$5.53 – $8.14	1,670,000	7.65	$7.04	1,085,000	$7.15
$8.21 – $8.21	502,000	7.14	$8.21	435,000	$8.21
$8.29 – $41.13	768,000	6.12	$19.26	613,000	$20.09

$0.30 – $41.13	4,254,000	7.69	$8.35	2,481,000	$9.99

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 28, 2003, 1,356,000 shares of common stock were available for future option grants. As of December 29, 2002 and December 30, 2001 the number of shares of common stock underlying exercisable options was 1,715,000 and 753,000 respectively, with a weighted average exercise price of $11.07 and $13.21 per share, respectively.

The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in May 23, 1997. A total of 150,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. Employees are eligible to participate if they are employed by the Company for more than 20 hours per week and have been employed for at least ninety days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s cash compensation, nor more than 1,000 shares per participant on any purchase date. The purchase price of stock under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of the six-month offering period or on the purchase date. The Board may amend or terminate the Purchase Plan immediately after the close of any purchase date. As of December 28, 2003, the Company has not implemented the Purchase Plan.

Note 11. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands)
Current:
Federal	$—	$(1,895)	$(8,182)
State	150	(551)	(240)

	150	(2,446)	(8,422)

Deferred:
Federal	11,373	(700)	(9,947)
State	2,658	276	(2,440)

	14,031	(424)	(12,387)

Total provision (benefit)	$14,181	$(2,870)	$(20,809)

The Company’s effective tax rate differs from the federal statutory rate as follows:

	2003	2002	2001
Income tax expense at statutory rate	35.0%	35.0%	35.0%
State income tax taxes, net of federal benefit	(41.6)	0.7	2.6
Amortization of impaired goodwill	—	—	(6.4)
Valuation allowance	(318.0)	(23.0)	—
Other items, net	1.6	(0.6)	0.1

Income tax benefit (provision) at the Company’s effective tax rate	(323.0)%	12.1%	31.3%

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income taxes are as follows:

	December 28, 2003	December 30, 2002
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$645	$1,020
Accrued expenses	2,996	2,959
Net operating loss and other credit carryforwards	8,751	8,179
Goodwill and purchased intangibles	8,097	9,172
Depreciation and amortization	278	—
Other	—	73

Total deferred tax assets	20,767	21,403

Deferred tax liabilities:
Depreciation and amortization	—	(217)
Valuation allowances	(20,767)	(6,206)

Net deferred income taxes	$—	$14,980

At December 28, 2003, the Company had gross net operating loss carryforwards of approximately $23.9 million and $42.0 million for federal income tax purposes and state income tax purposes, respectively, expiring at various dates through 2023. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company’s ability to utilize these tax benefits may be limited as a result of an ownership change, as defined by tax law.

A valuation allowance is required if management concludes that it is more likely than not that a deferred tax asset will not be realized. As of December 28, 2003, management has determined, based upon the liquidity issues and estimates of future taxable income during the carryforward periods, that it was more likely than not that the loss carryforwards may not be realized. As a result, in the fourth quarter 2003, the Company recorded a valuation allowance of $14.0 million. As of December 28, 2003, the Company had a 100% valuation allowance of $20.8 million, reducing the net deferred assets to zero.

Note 12. Commitments and Contingencies

Lease Commitments—The Company leases its office facilities under various non-cancelable operating leases, which expire through 2008, and certain computers under capital leases. Rent expense included in operating expenses for 2003, 2002, and 2001 was approximately $2.9 million, $4.4 million, and $5.2 million, respectively.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under all capital and operating leases are as follows:

	Capital	Operating
	(in thousands)
Fiscal years ending:
2004	$39	$5,136
2005	5	2,797
2006		1,504
2007		991
2008		485

	44	$10,913

Less amount representing interest	1

Present value of net minimum lease payments	43
Less current portion	38

Long-term obligations under capital leases	$5

Future minimum lease payments listed above include $3.3 million, net of expected sublease income of $1.0 million, that were considered in the reserve for restructuring costs as of December 28, 2003 (See Note 9).

Contingencies—The Company is party to various legal actions in the course of business. Although the ultimate outcome of these matters is not presently determinable, management believes that the ultimate resolution of all such pending matters will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Note 13. Employee Benefit Plans

The Company has a 401(k) profit-sharing plan covering substantially all employees with at least 90 days of continuous service. Employees may contribute up to 15% of their eligible compensation to the maximum amount allowed by the Internal Revenue Code. At the discretion of the Board of Directors, the Company may match employee contributions. The Company did not make any matching contributions in 2003, 2002 or 2001.

The Company had a nonqualified deferred compensation plan for officers and other key employees which was terminated as of December 31, 2003. The plan was funded by employee contributions through payroll withholding and employees were fully vested from the start of their participation in the plan. The Company made no matching contributions to the plan. Employee contributions were invested through a “rabbi trust” in Company-owned life insurance policies.

At December 29, 2002, the long-term deferred compensation liability was $1.1 million and the related assets, carried at the cash surrender value of the related insurance policy, were $ 1.0 million. The liability is included in accrued compensation and deferred rent and the related assets are included in other assets in the accompanying consolidated balance sheet as of December 29, 2002. As of December 28, 2003, the deferred compensation liability of $1.5 million and the related assets of $ 1.3 million are included in current assets and current liabilities, respectively.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Related Party Transactions

Change in Accounting Estimate Related to Employment Agreement. The Company has an employment agreement with its Chief Executive Officer (“CEO”) entered into on January 1, 2001. Under the terms of the agreement, upon the CEO becoming Chairman Emeritus, she will receive a payment equal to three times her base salary and bonus paid for the immediately preceding year. From 2001 through June 30, 2003, management had estimated such compensation accrual based upon its expectation that the maximum bonus allowable under the agreement would be paid. During the quarter ended September 28, 2003, management changed its estimate to reflect its belief that no bonus would be paid or is payable to the CEO. As a result of this change in accounting estimate, the Company recognized income of $696,000 that is reflected as a reduction in selling, general and administrative expenses in the year ended December 28, 2003. Accrued compensation balances at December 28, 2003 and December 29, 2002 were $1,050,000 and $1,619,000, respectively.

Other. During 2001 the Company entered into a sponsorship agreement with BayPac Racing, Inc. an entity that owns three racing automobiles and is owned by the CEO’s husband. The racing events were used by the Company as a marketing vehicle to entertain existing and potential clients. During 2002 and 2001, the Company paid BayPac Racing, Inc. $250,000 and $560,000, respectively, for sponsorship agreements and an additional $4,000 in 2002 for related travel costs. There were no commitments or payments to BayPac in 2003. During 2003, the Company purchased services totaling $171,000 from a company owned by an officer’s father. An officer’s sister received a severance payment of $132,000 in 2003 in accordance with the Company’s severance practices. In August 2003, the Company hired the CEO’s sister at an annual salary of $48,000. At December 28, 2003, an officer owes the Company $73,000 under a 6.74% 48-month note which provides that $5,200 of the principal amount plus accrued interest be forgiven monthly, so that on February 1, 2005, no amounts will be due or owing.

Note 15. Business Segment Reporting

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

The Company does not segregate its business segments by assets. Results of operations by business segments are as follows:

	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands)
Contract Professional Staffing:
Net revenues	$152,840	$115,644	$149,515
Cost of revenues	111,616	80,744	100,834

Gross Profit	$41,224	$34,900	$48,681

Permanent Placement:
Net revenues	$4,079	$4,784	$24,321
Cost of revenues	—	—	—

Gross Profit	$4,079	$4,784	$24,321

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenues to unaffiliated customers by geographic area are as follows:

	Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
	(in thousands)
United States	$156,270	$118,679	$171,388
Other	649	1,749	2,448

Total	$156,919	$120,428	$173,836

Note 16. Quarterly Financial Data (Unaudited)

The following table shows certain quarterly financial data for 2003 and 2002:

	Quarter
2003	March 30		June 29	September 28		December 28
	(in thousands, except per share amounts)
Total net revenues	$38,980		$42,610	$41,708		$33,621
Gross profit	11,376		12,608	12,102		9,217
Income (loss) before income taxes	(4,058	)(1)	381 (2)	228		(942)
Net income (loss)	(4,058)		381	228		(15,123	)(3)
Net income (loss) per share—Basic	(0.32)		0.03	0.02		(1.20)
Net income (loss) per share—Diluted	(0.32)		0.03	0.02		(1.20)

	Quarter
2002(4)	March 31		June 30	September 29		December 29
	(in thousands, except per share amounts)
Total net revenues	$24,477		$24,851	$31,943		$39,157
Gross profit	8,320		8,623	10,775		11,966
Income (loss) before income taxes	(4,013)		(1,449)	832	(5)	(18,888	)(6)
Net income (loss)	(2,380)		(859)	244		(17,653)
Net income (loss) per share—Basic	(0.19)		(0.07)	0.02		(1.39)
Net income (loss) per share—Diluted	(0.19)		(0.07)	0.02		(1.39)

(1)	Includes restructuring costs of $2,068,000.
(2)	Includes restructuring costs of $726,000.
(3)	Includes deferred tax asset valuation allowance of $14.0 million.
(4)	Includes results for the OnStaff acquisition from August 2002.
(5)	Includes favorable adjustment to restructuring costs of $876,000.
(6)	Includes restructuring costs of $870,000 and write-off of goodwill of $15,478,000.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Hall, Kinion & Associates, Inc.:

We have audited the accompanying consolidated balance sheets of Hall, Kinion & Associates, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 28, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hall, Kinion & Associates, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California

April 5, 2004

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.    Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this report:

Page
Consolidated Balance Sheets at December 28, 2003 and December 29, 2002	27

Consolidated Statements of Operations for the years ended December 28, 2003, December 29, 2002 and December 30, 2001	28

Consolidated Statements of Stockholders’ Equity for the years ended December 28, 2003, December 29, 2002 and December 30, 2001	29

Consolidated Statements of Cash Flows for the years ended December 28, 2003, December 29, 2002 and December 30, 2001	30

Notes to Consolidated Financial Statements	31

Selected Quarterly Financial Data for the years ended December 28, 2003 and December 29, 2002 are set forth in Note 16—Quarterly Financial Data (Unaudited)	45

Independent Auditors’ Report	46

(a)  2.    Financial Statement Schedules

Not applicable

(a)  3.    Exhibits

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

2.4

Agreement by and among Hall Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Madi, Inc. (formerly known as OnStaff), Laje, Inc. (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc. (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”) and Matthew Johnston, on the other hand, dated November 21, 2003 incorporated by reference as exhibit 2.4 filed with the Company’s report on Form 10-K dated March 29, 2004.

2.5

Amendment number 1 to Asset Purchase Agreement by and among Hall Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust Dated April 23, 2001, Johnston Living Trust Dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated as of November 28, 2003 incorporated by reference as exhibit 2.5 filed with the Company’s report on Form 10-K dated March 29, 2004.

2.6

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of Madi, Inc. incorporated by reference as exhibit 2.6 filed with the Company’s report on Form 10-K dated March 29, 2004.

2.7

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of StaffQ incorporated by reference as exhibit 2.7 filed with the Company’s report on Form 10-K dated March 29, 2004.

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

10.11

First Amendment to Financing Agreement and Waiver between the Registrant and The CIT Group/Business Credit, Inc. dated March 1, 2004 incorporated by reference as exhibit 10.11 filed with the Company’s report on Form 10-K dated March 29, 2004.

10.12	Restated Offer Letter dated July 31, 2003 between the Registrant and Rita Hazell, incorporated by reference to exhibit 10.11 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.13	Restated Offer Letter dated July 31, 2003 between the Registrant and Martin A. Kropelnicki, incorporated by reference to exhibit 10.12 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.14	Second Amendment to Financing Agreement between the Registrant and The CIT Group/Business Credit, Inc. dated April 2, 2004.

10.15	Reimbursement Agreement dated as of the 25th day of March, 2003, by and among Hall, Kinion and Associates, Inc., and Brenda C. Rhodes and Todd Kinion (“Guarantors”).

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1, filed with the Company’s Report on Form 10-K filed March 31, 2003.

23.1	Independent Auditors’ Consent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

On February 3, 2004, we filed a Form 8-K announcing preliminary financial results for the year and quarter ended December 28, 2003.

On March 11, 2004, we filed a Form 8-K expressing strong disappointment in Kforce’s announcement and releasing unaudited financial results for the year and quarter ended December 28, 2003.

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

Martin A. Kropelnicki Vice President and Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date: April 5, 2004

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brenda C. Rhodes and Martin A. Kropelnicki, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitutes or substituted, may lawfully do or cause to be done by virtue hereof. This Form 10-K/A may be executed in multiple counterparts, each of which shall be an original, but which shall together constitute but one agreement.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ BRENDA C. RHODES Brenda C. Rhodes	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	April 5, 2004

/S/ JON H. ROWBERRY Jon H. Rowberry	Director	April 5, 2004

/S/ TODD J. KINION Todd J. Kinion	Director	April 5, 2004

/S/ JACK F. JENKINS-STARK Jack F. Jenkins-Stark	Director	April 5, 2004

/S/ HERBERT I. FINKELMAN Herbert I. Finkelman	Director	April 5, 2004

/S/ MICHAEL S. STEIN Michael S. Stein	Director	April 5, 2004

/S/ MARTIN A. KROPELNICKI Martin A. Kropelnicki	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	April 5, 2004

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

2.4

Agreement by and among Hall Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Madi, Inc. (formerly known as OnStaff), Laje, Inc. (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc. (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”) and Matthew Johnston, on the other hand, dated November 21, 2003 incorporated by reference as exhibit 2.4 filed with the Company’s report on Form 10-K dated March 29, 2004.

2.5

Amendment number 1 to Asset Purchase Agreement by and among Hall Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust Dated April 23, 2001, Johnston Living Trust Dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated as of November 28, 2003 incorporated by reference as exhibit 2.5 filed with the Company’s report on Form 10-K dated March 29, 2004.

2.6

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of Madi, Inc. incorporated by reference as exhibit 2.6 filed with the Company’s report on Form 10-K dated March 29, 2004.

2.7

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of StaffQ incorporated by reference as exhibit 2.7 filed with the Company’s report on Form 10-K dated March 29, 2004.

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

10.11

First Amendment to Financing Agreement and Waiver between the Registrant and The CIT Group/Business Credit, Inc. dated March 1, 2004 incorporated by reference as exhibit 10.11 filed with the Company’s report on Form 10-K dated March 29, 2004.

10.12	Restated Offer Letter dated July 31, 2003 between the Registrant and Rita Hazell, incorporated by reference to exhibit 10.11 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.13	Restated Offer Letter dated July 31, 2003 between the Registrant and Martin A. Kropelnicki, incorporated by reference to exhibit 10.12 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.14	Second Amendment to Financing Agreement between the Registrant and The CIT Group/Business Credit, Inc. dated April 2, 2004.

10.15	Reimbursement Agreement dated as of the 25th day of March, 2003, by and among Hall, Kinion and Associates, Inc., and Brenda C. Rhodes and Todd Kinion (“Guarantors”).

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1 filed with the Company's Report on Form 10-K filed March 31, 2003.

23.1	Independent Auditors’ Consent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2