Form 10-K/A
period 2003-12-28
HALL KINION & ASSOCIATES INC
filed 2004-04-22
CIK 1009657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-Amendment No. 2

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

PART III

We are providing Part III information of Form 10-K by this amendment on Form 10-K/A. We anticipate holding a special meeting in connection with the proposed merger with Kforce, Inc. in lieu of the regularly scheduled annual meeting.

10. Directors	and Executive Officers of the Registrant

Corporate Governance

Code of Business Conduct

Hall Kinion has always believed that good corporate governance is critical to ensuring that the Company is managed for the long-term benefit of its stockholders. Hall Kinion, monitors its corporate governance policies and practices, comparing them to those suggested by various authorities and practices of other companies. The Company also considers the provisions of the Sarbanes-Oxley Act of 2002, the new and proposed rules of the Securities and Exchange Commission and the new listing standards of NASDAQ National Market. In 2003, the Board adopted corporate governance guidelines, reconstituted its committee structure to create a Nominating and Corporate Governance Committee and adopted a new charter for this committee and adopted new charters for the Audit Committee and Compensation Committee. Copies of the current charters of each of the standing Committees can be accessed through the Company’s Web site at www.hallkinion.com under Investor Relations.

Code of Ethics

The Company approved a new Code of Ethics for Senior Officers in 2002. A copy of the Company’s Code of Ethics can be accessed through the Company’s Web site at www.hallkinion.com under Investor Relations.

Meetings and Committees of the Board of Directors

During the fiscal year ended December 28, 2003, the Board of Directors met nine times to conduct ongoing Board matters. In 2003, there were also eight meetings of a special committee which advised on and participated in merger discussions and negotiations. In addition to the full Board meetings and special committee meetings, some directors also attended meetings of Board committees. The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, which committees are comprised entirely of independent directors.

The Audit Committee assists the Board in fulfilling its responsibility to oversee (1) management’s conduct of the Company’s financial reporting, including overview of the financial reports and other financial information provided by the Company to any governmental or regulatory body, the public or others, (2) the Company’s systems of internal accounting, financial controls, and internal audit, (3) the annual independent audit of the Company’s financial statements and selection of an independent auditor, and (4) the Company’s legal compliance programs. The Committee is also responsible for (1) the appointment, compensation and oversight of any independent public accounting firm employed by the Company to audit its financial statements and (2) the review and approval of all audit and permitted non-audit services provided by the Company’s independent public accounting firm. The Audit Committee consists of Messrs. Rowberry, who is Chairman, Jenkins-Stark and Kinion, and met four times during the fiscal year ended December 28, 2003. The Board has determined that Mr. Rowberry is qualified as an “audit committee financial expert.”

The Compensation Committee is authorized by the Board of Directors to set salaries and incentive compensation, stock options and retirement plans for the Company’s executive officers and employees. The Compensation Committee consists of Messrs. Finkelman, who is Chairman, Jenkins-Stark and Stein, and met five times during the fiscal year ended December 28, 2003.

The Nominating and Corporate Governance Committee is authorized by the Board of Directors to identify, screen and recommend qualified candidates to serve as directors of the Company, administer the corporate governance policies of the Company and maintain and oversee the operations and effectiveness of the Board of Directors. The Nominating and Corporate Governance Committee consists of Messrs. Kinion, who is Chairman, Rowberry and Finkelman, and did not meet in 2003.

During the fiscal year ended December 28, 2003, all of the directors attended at least 75% of all of the general meetings of the Board of Directors and those standing committees on which they served during the year.

For information regarding compensation received by directors, see “Executive Compensation and Other Information-Compensation of Directors” and “Certain Relationships and Other Transactions.”

Directors

Director	Age	Positions & Offices Held with Company
Brenda C. Rhodes	51	Director and Chief Executive Officer
Jon H. Rowberry (1)(3)	57	Director
Herbert I. Finkelman (2)(3)	68	Director
Jack F. Jenkins-Stark (1)(2)	53	Director
Michael S. Stein (2)	38	Director
Todd J. Kinion (1)(3)	42	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Brenda C. Rhodes, 51, co-founded the Company and has been a director since the Company’s incorporation in 1991. From December 1992 to the present, Ms. Rhodes has served as Chief Executive Officer of the Company. Ms. Rhodes also served as President and Assistant Secretary of the Company from December 1991 to October 1996 and from December 1991 to September 1996, respectively. From August 1981 to June 1987, Ms. Rhodes was general manager of a Snelling & Snelling franchise, a personnel services company.

Jon H. Rowberry, 57, has been a director of the Company since August 1996. Mr. Rowberry is currently Chief Executive Officer of The Galileo Initiative, a provider of corporate training products and services. Prior to his current position, Mr. Rowberry served as an independent business consultant from August 1999 through December 2001. Previously Mr. Rowberry had served as President of Franklin Covey, Inc. (“Franklin Covey”), a provider of time management products and training, until July 1999. Mr. Rowberry was President of Franklin Covey from March 1997 to March 1998, Chief Operating Officer from August 1996 to March 1997 and Chief Financial Officer from August 1995 to August 1996. From 1985 to 1995, Mr. Rowberry also was employed in several executive positions with Adia S.A. and Adia Services, Inc., providers of personnel services. Mr. Rowberry holds a B.S. degree in Accounting from Brigham Young University.

Herbert I. Finkelman, 68, has been a director of the Company since July 2000. Mr. Finkelman is currently a partner in Cliff Ventures, LLC, a privately held venture capital firm. Prior to joining Cliff Ventures, LLC, Mr. Finkelman was CEO of a Snelling & Snelling franchise, a personnel services company, from February 1979 to August 1996. Prior to 1979, Mr. Finkelman served as President/Chief Executive Officer of Metaframe Corp., a subsidiary of Mattel, Inc., a leisure products manufacturing company and CFO of Barco, a uniform manufacturing company. Mr. Finkelman holds a B.S. degree in Industrial Engineering from San Jose State University.

Jack F. Jenkins-Stark, 53, has been a director of the Company since July 2000. Mr. Jenkins-Stark is currently Senior Vice President and Chief Financial Officer of Silicon Energy Corporation, a global leader in web-based enterprise energy management for commercial and industrial customers, energy service providers, and utilities. Mr. Jenkins-Stark also serves on the TC Pipelines L.P. board of directors, audit and compensation committee and is chair of the conflicts committee. Prior to holding these positions, Mr. Jenkins-Stark served as Senior Vice President and Chief Financial Officer of GATX Capital and held senior management positions at Pacific Gas and Electric Corporation, rising to Senior Vice President of Pacific Gas and Electric Corporation and President and CEO of Pacific Gas and Electric Gas Transmission Company. Mr. Jenkins-Stark holds a B.A. and M.A. degree in Economics from the University of California, Santa Barbara, and a MBA in Finance from the University of California, Berkeley.

Michael S. Stein, 38, has been a director of the Company since July 2000. Mr. Stein is currently Senior Vice President at Equity Management Incorporated, the worldwide leader in the management of corporate trademark licensing programs. Prior to December 31, 2000, Mr. Stein was the Chief Executive Officer of E-Zone Networks, Inc., the developers of an interactive media network that delivers media-rich programming and e-commerce functionality to target communities of individuals. Prior to joining E-Zone Networks, Inc., Mr. Stein served as Senior Vice President of Sales and Marketing for StairMaster, Brand Manager of Sales and Marketing for Warner Bros., was the founder, President and Chief Executive Officer of Pro Sport, Director of Marketing for International Corporate Athletic Center, Account Executive for Howard Marlboro Group (a division of Saatchi & Saatchi) and a stockbroker for Financial Network Investment Corporation. Mr. Stein holds a B.S. degree in International Finance and Marketing from the University of Southern California.

Todd J. Kinion, 42, co-founded the Company and has been a director of the Company since the Company’s incorporation in 1991. Since August 1996, Mr. Kinion has been a private investor. Mr. Kinion served as Vice President, Recruitment Services of the Company from December 1995 to August 1996. Prior to that time, Mr. Kinion served as Chief Financial Officer and Treasurer of the Company from December 1991 to December 1995. Mr. Kinion also served as Secretary from December 1991 to February 1997. Mr. Kinion holds a B.A. degree in Political Science from the University of California, Santa Barbara.

Executive Officers

The executive officers of the Company as of April 6, 2004 are as follows:

Name	Position With the Company	Age
Brenda C. Rhodes	Chief Executive Officer and Chairman of the Board	51
Jeffrey A. Evans	Executive Vice President	35
Martin A. Kropelnicki	Vice President, Chief Financial Officer and Secretary	37
Rita S. Hazell	Executive Vice President	37

Brenda C. Rhodes co-founded the Company and has been a director since the Company’s incorporation in 1991. From December 1992 to the present, Ms. Rhodes has served as Chief Executive Officer of the Company. Ms. Rhodes also served as President and Assistant Secretary of the Company from December 1991 to October 1996 and from December 1991 to September 1996, respectively. From August 1981 to June 1987, Ms. Rhodes was general manager of a Snelling & Snelling franchise, a personnel services company.

Jeffrey A. Evans has served as Executive Vice President of the OnStaff division since the Company’s acquisition of OnStaff, Inc. in August of 2002. Prior to joining the Company Mr. Evans served as President and Chief Operating Officer of OnStaff Inc. Prior to his role with OnStaff Mr. Evans served as Vice President and General Manager of staffing specialists On Assignment, Inc., where he developed and managed corporate support, business development, mergers and acquisitions, and operations. Prior to working at On Assignment, Mr. Evans had experiences ranging from sales and sales management to running a U.S. Congressional campaign in Georgia’s 6th congressional district. Mr. Evans holds a B.S. degree in Economics from Emory University and an MBA from the Fuqua School of Business at Duke University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Hall Kinion’s Directors and Executive Officers to file with the SEC and the NASDAQ Stock Exchange initial reports of ownership and reports of changes in ownership of Hall Kinion’s Common Stock and other equity securities of Hall Kinion. Directors and executive officers are required by SEC regulations to furnish Hall Kinion with copies of all Section 16(a) reports they file.

To Hall Kinion’s knowledge, based solely on review of the copies of such reports furnished to Hall Kinion and written representations that no other reports were required, during 2003 all Section 16(a) filing requirements applicable to its Directors and executive officers were complied with, except that the certain Form 4 filings were not timely filed for: Ms. Rhodes (two), Mr. Evans (two), Mr. Kropelnicki (one), and Ms. Hazell (one).

Item 11.    Executive Compensation

EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and the three other most highly compensated executive officers of the Company as of December 28, 2003 whose total salary and bonus for the fiscal year ended December 28, 2003 exceeded $100,000, in all cases for services rendered in all capacities to the Company during the fiscal years ended 2003, 2002, and 2001:

SUMMARY COMPENSATION TABLE

	Annual Compensation							Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Other Annual Compensation ($)(2)(3)(4)		Securities Underlying Options (#)
Brenda C. Rhodes Chief Executive Officer and Chairman of the Board	2003 2002 2001	$277,995 350,000 350,000		$	— — —	$466,533 492,000 678,909	(5) (5)	100,962 400,000 50,000

Jeffrey A. Evans Executive Vice President, Corporate Professionals Division	2003 2002	261,975 105,000	(6)		— 50,000	— —		72,692 250,000

Martin A. Kropelnicki Vice President, Chief Financial Officer and Secretary	2003 2002 2001	261,188 300,000 300,000			30,000 20,000 50,000	— — —		151,923 160,000 50,000

Rita S. Hazell Executive Vice President, Technology Division	2003 2002 2001	258,891 214,040 265,869			87,000 84,000	81,002 82,000 —	(7) (7)	132,774 175,000 50,000

(1)	Salary includes amounts deferred under the Company’s 401(k) Plan.
(2)	Unless noted, the aggregate amount of all other compensation in the form of perquisites and other personal benefits does not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for each officer.
(3)	During fiscal 2000, the Company adopted the Hall, Kinion & Associates, Inc., e2-hkequityedge Cash Equity Plan. Under the plan, the Company offers cash bonuses to executives and other employees. The cash bonuses are tied to the proceeds from the exercise of warrants and sale of the underlying stock offered by customers to Hall Kinion as additional fees for services rendered. The awards to executives under the program will only occur if the executive is employed with Hall Kinion at the time of the stock sale and will vary depending on the number of participants sharing in the bonus pool at the time of the stock sale.
(4)	As of December 31, 2003, the Deferred Compensation Plan was terminated and the assets were distributed to the participants. Amounts distributed were previously reported in salaries and bonuses earned and therefore are excluded from the schedule above.
(5)	Ms. Rhodes’ other compensation amounts include $481,000 in 2002 and $454,580 in 2003 representing forgiveness of principal and interest on an outstanding stockholder note receivable.
(6)	Mr. Evans’ 2002 compensation is reflective of consideration paid to him since the time of the acquisition of OnStaff Inc. and is not representative of a full year. The acquisition of OnStaff Inc. was completed on August 9, 2002.
(7)	Ms. Hazell’s other compensation amounts include approximately $74,000 in 2002 and $69,739 in 2003 representing forgiveness of principal and interest on an outstanding loan.

The following table provides information concerning grants of options to purchase the Company’s Common Stock made during the fiscal year ended December 28, 2003 to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying Options Granted(#)(1)		% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation Option Term(3)
Name						5%($)	10%($)
Brenda C. Rhodes	100,962	(4)	9.24%	$1.30	3/06/13	$82,543	$209,180
Jeffrey A. Evans	72,692	(4)	6.65	1.30	3/06/13	59,430	150,608
Martin A. Kropelnicki	51,923 100,000	(4) (5)	4.75 9.15	1.30 4.50	3/06/13 7/25/13	42,450 283,003	107,577 717,184
Rita S. Hazell	32,774 100,000	(4) (5)	3.00 9.15	1.30 4.50	3/06/13 7/25/13	26,795 283,003	67,903 717,184

(1)	All options were granted at an exercise price not less than fair market value of the Common Stock on the date of grant. The exercise price may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.
(2)	A total of 1,093,000 options were granted during the fiscal year ended December 28, 2003.
(3)	The potential realizable values are calculated based on the term of the option at its time of grant (ten years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option. These amounts represent hypothetical gains assuming rates of appreciation specified by the SEC, and do not represent the Company’s estimated or projection of future Common Stock prices. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company, overall market conditions and the optionees’ continued employment through the vesting period. The amounts reflected in this table may not be achieved.
(4)	On March 17, 2003, certain officers and senior management personnel accepted a salary reduction of 5% to 25%, as part of an involuntary salary reduction plan (“PASO”) put into effect by the Board of Directors and Compensation Committee. In exchange for the salary reduction, the officers received stock options equal to 150% of their salary reductions, at an option price of $1.30. The options vest one-third on each successive anniversary of the grant date for a 3-year period; provided, however, vesting in the following amounts is accelerated to the date on which the Company’s common stock price trades for five consecutive trading days at or above the following prices:

•	33% of the original grant when the Company’s common stock trades at or above $3.00 for five consecutive trading days.

•	Another 33% of the original grant when the Company’s common stock trades at or above $5.00 for five consecutive trading days.

•	Remaining 33% of the original grant when the Company’s common stock trades at or above $6.00 for five consecutive trading days.

Notwithstanding anything to the contrary contained above, in the event of any transaction that may constitute a change-in-control of the Company, vesting of all such unvested options shall accelerate to the date of the consummation of such transaction. The officers’ salaries reverted back to their pre-reduction amounts on March 1, 2004. Payments under employment agreements with executive officers upon consummation of the pending merger with Kforce are made at pre-reduction amounts.

(5)	The optionees become vested in 20% of the option shares upon the completion of one year of service and the balance of the option shares in equal monthly installments over the next 48 months of service.

The following table provides information concerning exercises of options to purchase the Company’s Common Stock during the fiscal year ended December 28, 2003, and unexercised options held as of December 28, 2003, by the persons named in the Summary Compensation Table:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise(#)	Value Realized($)(2)	Number of Securities Underlying Unexercised Options at 12/28/03(#)			Value of Unexercised In-the-Money Options at 12/28/03($)(1)
Name			Exercisable		Unexercisable	Exercisable	Unexercisable
Brenda C. Rhodes	—	—	603,653	(3)	247,309	$118,126	$236,251
Jeffrey A. Evans	—	—	107,564	(4)	215,128	85,051	170,098
Martin A. Kropelnicki	—	—	335,807	(5)	202,116	60,751	152,499
Rita S. Hazell	—	—	362,799	(6)	197,475	92,467	107,690

(1)	Based on the closing price of $4.81 on the last trading day prior to Sunday, December 28, 2003, less the exercise price.
(2)	Market price on date of exercise, less the exercise price.
(3)	Options vest as follows: 138,655 in 2004, 68,333 in 2005 and 40,321 in 2006. The vesting for options for 33,654 shares issued under the PASO program will accelerate and become immediately vested if the Company’s common stock trades at or above $6.00 for five consecutive trading days.
(4)	Options vest as follows: 86,731 in 2004, 62,500 in 2005 and 65,897 in 2006. The vesting for options for 24,231 shares issued under the PASO program will accelerate and become immediately vested if the Company’s common stock trades at or above $6.00 for five consecutive trading days.
(5)	Options vest as follows: 83,142 in 2004, 45,000 in 2005, 42,307 in 2006, 20,000 in 2007 and 11,667 in 2008. The vesting for options for 10,925 shares issued under the PASO program will accelerate and become immediately vested if the Company’s common stock trades at or above $6.00 for five consecutive trading days.
(6)	Options vest as follows: 80,509 in 2004, 48,750 in 2005, 36,549 in 2006, 20,000 in 2007 and 11,667 in 2008. The vesting for options for 10,925 shares issued under the PASO program will accelerate and become immediately vested if the Company’s common stock trades at or above $6.00 for five consecutive trading days.

Information Regarding Option Plans

The Company has three stock option plans. The Company s 1997 Stock Option Plan(the “1997 Plan”) authorizes the issuances of options covering up to 3,759,000 shares of common stock. The 1997 Plan provides for an automatic annual increase in the number of number of shares covered by the 1997 Plan equal to 3.0% of the number of shares of common stock outstanding on the first day of each calendar year. The IT Professional Stock Option Plan (the “IT Plan”) authorizes the issuance of options covering up to 983,000 shares of common stock and provides for an automatic annual increase in the number of shares covered by the IT Plan equal to 1.5% of the number of shares of common stock outstanding on the first day of each calendar year. The Company s 2000 Stock Option Plan (the “2000 Plan”) authorizes the issuance of options covering up to 1,000,000 shares of common stock. The 2000 Plan does not contain any provisions for automatic increases in the number of shares covered by the 2000 Plan. See Note 10 to consolidated financial statements for information regarding other terms of the plans. The IT Plan was established while the Company was still privately held and did not require stockholder approval. The 1997 Plan was approved by the stockholders. The 2000 Plan does not require stockholder approval. The Company also has an Employee Stock Purchase Plan, which was approved by stockholders, but has never been implemented.

The following table sets forth information as of December 28, 2003 with respect to the Company s stock option plans.

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

Employment and Change in Control Arrangements

Effective in January 2001, the Company entered into a new employment agreement with Brenda Rhodes. The agreement provides for an initial term ending on the earlier of the second anniversary of the agreement or when a new Chief Executive Officer is appointed and a subsequent term for up to three years during which Ms. Rhodes will serve as Chairman of the Board until she becomes Chairman Emeritus. During the initial term, Ms. Rhodes is entitled to a base salary of $350,000 and a bonus of up to 75% of her base salary. Ms. Rhodes will be eligible to receive stock options and additional bonuses at the discretion of the Board of Directors. When she becomes Chairman of the Board, she will continue to be entitled to receive her base salary, but no bonus, and when she becomes Chairman Emeritus she will receive no base salary or bonus. The agreement provides for the payment to Ms. Rhodes of certain incidental benefits she is presently receiving. Medical, life and similar insurance benefits will continue for Ms. Rhodes’ lifetime, provided that she does not engage in certain competitive activities.

If Ms. Rhodes’ employment is terminated other than for cause or death or she is constructively discharged, including in connection with a change of control, she will be entitled to receive a payment equal to three times her base salary and bonus paid for the immediately preceding year, any previously unvested stock options will become immediately vested, and any remaining outstanding principal and interest on Ms. Rhodes’ $2.0 million promissory note owed to the Company will be forgiven. If Ms. Rhodes’ employment is terminated by her death, she is entitled to receive her base salary through the date of her death and a pro-rated bonus for the year of her death and any unvested stock options will become fully vested. Upon Ms. Rhodes becoming Chairman Emeritus she will receive a payment equal to three times her base salary and bonus paid for the immediately preceding year. In connection with the agreement, the $2.0 million promissory note due in January 2002 was amended to extend the term to January 2005 and to provide for the forgiveness of 20% of the principal plus interest over a five-year period commencing January 1, 2001. Under the agreement, in the event of a change of control, to the extent that any payments to Ms. Rhodes result in any excise or similar taxes imposed on any “parachute payments” as such term is defined in the Internal Revenue Code, the Company has agreed to pay an additional lump-sum cash payment (the “Gross-Up Payment”) to Ms. Rhodes in an amount such that, after payment of all federal and state taxes on the Gross-Up Payment, she will have sufficient funds to pay the tax obligations arising from the original payment received by her. In addition, for a two-year period after she becomes Chairman Emeritus, Ms. Rhodes would have the right to purchase the Company’s facility in Park City Utah, for a sum equal to the lower of its then current fair market value or 120% of the fair market value of the facility as of April 30, 2001, however, the facility was sold in February 2004.

In connection with the acquisition of OnStaff, the Company entered into an Employment and Non-Competition Agreement with Jeffrey Evans as an Executive Vice President of the Company. The agreement provides for a five-year term, with an annual salary of $315,000, subject to review and increase by the Board of Directors. Mr. Evans received a signing bonus of $50,000 and is entitled to participate in the Company’s bonus plans for executive officers. The agreement also provided for the grant of options covering 250,000 shares of common stock. The options vest at a rate of 25% after the one year with the balance vesting over a three year period in equal monthly installments. If Mr. Evans’ employment is terminated without cause or he resigns for good reason, as defined in the agreement, or upon a change in control, any unvested options will become immediately vested. Mr. Evans is also provided with a life insurance policy with a $1.0 million benefit and an automobile allowance. If Mr. Evans’ employment is terminated without cause or he resigns for good reason, he is entitled to receive severance in an amount equal to three times his base salary. In the event of Mr. Evans death or complete disability he would receive a pro-rated portion of any performance bonus. The agreement also contains a customary non-competition covenant on the part of Mr. Evans. Mr. Evans is entitled to receive certain earnout payments in his capacity as a shareholder of OnStaff under the acquisition agreements with OnStaff if the milestones contained in the agreements are satisfied.

The Company has employment agreements with other executives, which generally provide for salary continuation of twelve months in case of termination other than for cause or disability, acceleration of options vesting on change of control and certain other provisions.

The terms of the Company’s 1997 Stock Option Plan (the “1997 Plan”) provide that in the event the Company is acquired by merger, consolidation or asset sale, each option outstanding at the time under the 1997 Plan will terminate to the extent not assumed by the acquiring entity. In addition, the plan administrator generally has the discretion to accelerate the vesting of options.

On March 17, 2003, certain officers and senior management personnel accepted a salary reduction of 5% to 25%, as part of an involuntary salary reduction plan put into effect by the Board of Directors and Compensation Committee. In exchange for the salary reduction, the officers received stock options equal to 150% of their salary reductions, at an option price of $1.30. The options vest one-third on each successive anniversary of the grant date for a 3-year period; provided, however, vesting in the following amounts is accelerated to the date on which the Company’s common stock price trades for five consecutive trading days at or above the following prices:

•	33% of the original grant when the Company’s common stock trades at or above $3.00 for five consecutive trading days.

•	Another 33% of the original grant when the Company’s common stock trades at or above $5.00 for five consecutive trading days.

•	Remaining 33% of the original grant when the Company’s common stock trades at or above $6.00 for five consecutive trading days.

Notwithstanding anything to the contrary contained above, in the event of any transaction that may constitute a change-in-control of the Company, vesting of all unvested options issued under the salary reduction plan shall accelerate to the date of the consummation of such transaction. The officers’ salaries reverted back to their pre-reduction amounts on March 1, 2004. Payments under employment agreements with executive officers upon consummation of the pending merger with Kforce are made at pre-reduction amounts. In connection with the pending merger with Kforce, certain amendments to the above change in control arrangements have been made. These are described in the registration statement/proxy statement filed by Kforce with the SEC.

Compensation of Directors

Under the automatic option grant program of the Company’s 1997 Stock Option Plan, each individual who first joins the Board of Directors of the Company as a non-employee director, will receive at that time, an automatic option grant for 50,000 shares of Common Stock. The optionee will vest in the automatic option grant in a series of four annual installments over the optionee’s period of Board service, beginning one year from the grant date. Each option will have an exercise price equal to the fair market value of the Common Stock on the automatic option grant date and a maximum term of ten years, subject to earlier termination following the optionee’s cessation of Board service. In addition, outside directors receive an annual retainer of $25,000; $1,000 for each meeting attended in person; and, an additional $15,000 for a chairperson of a standing committee. The Directors’ options become 100% vested upon a change of control.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Mr. Finkelman, Mr. Jenkins-Stark, and Mr. Stein served as members of the Board of Directors’ Compensation Committee during 2003. None of these directors has ever been an officer or employee of the Company. No executive officer of the Company served as a member of the Board of Directors or Compensation Committee of any entity that had one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors was comprised of three members during 2003, Messrs. Finkelman, Jenkins-Stark, and Stein. None of these directors has ever been an officer or employee of the Company. The Compensation Committee is responsible for setting and administering policies governing compensation of the Company’s executive officers, including the Company’s 1997 Stock Option Plan. In addition, the Compensation Committee reviews compensation levels of other management level employees, evaluates the performance of management and reviews other compensation-related issues.

Compensation Philosophy

The Company applies a consistent compensation philosophy for all of its employees, including its executive officers. The Company’s compensation policy is designed to enable the Company to attract, retain and reward executive officers who are likely to contribute to the long-term success of the Company. The Compensation Committee also believes that a strong correlation should exist between executive compensation, business objectives and overall Company performance.

In preparing the performance graph for our annual Proxy Statement, the Company has selected the Standard & Poor’s 500 Index (“S&P 500 Index”). The companies that the Company uses for comparison of salary and compensation information are not necessarily those included in the S&P 500 Index, because they were determined not to be competitive with the Company for executive talent or because compensation information was not available.

Components of Compensation

There are three components of the Company’s executive compensation program that support the goal of aligning compensation with the value created for the Company’s stockholders while providing incentives to further the Company’s strategic objectives.

Salary

The Compensation Committee strives to offer salaries to its executive officers that are competitive with salaries offered by companies of similar size and capitalization in a similar industry. Base salaries are reviewed on an annual basis and are subject to adjustment based upon the individual’s contribution to the Company and changes in salary levels offered by comparable companies. In determining executive officers’ salaries, the Compensation Committee considers information provided by the Company’s Chief Executive Officer with respect to individual officer responsibilities and performance, as well as salary surveys and similar data available from independent sources.

Bonuses

For fiscal 2001, annual incentive bonuses for the Chief Executive Officer and the other officers named in the Summary Compensation Table were based upon the following three components (i) the Company’s targeted net income, (ii) earnings per share estimates for the prior fiscal year and (iii) individual performance. The Compensation Committee reviews performance goals and, based on the components described above, each executive officer’s employment arrangement sets forth certain target thresholds. These target thresholds are set on an annual basis. The actual performances of the Company and the executive officer are evaluated to determine the percentage used to calculate the bonus at the end of the year, with the size of the bonus varying between 0% and 100% of the target award. Target awards for each executive officer in fiscal 2002 and 2003 were set in relation to such officer’s base salary. In 2002, bonuses were paid to Ms. Hazell and Mr. Kropelnicki, and a signing bonus to Mr. Evans. In 2003, a bonus was paid to Mr. Kropelnicki for the integration of Onstaff, and a bonus commitment of $25,000, paid in 2004, was made to Ms. Hazell for her efforts in facilitating the integration with Kforce.

Equity Incentives

The Compensation Committee believes that employee equity ownership is highly motivating, provides a major incentive to employees in building stockholder value and serves to align the interests of employees with the interests of the Company’s stockholders. In determining the amount of equity compensation to be awarded to executive officers in any fiscal year, the Compensation Committee considers the position of the officer, the current stock ownership of the officer, the number of shares that continue to be subject to vesting under outstanding options and the expected future contribution of the officer to the Company’s performance, giving primary weight to the officer’s position and his expected future contributions. In addition, the Compensation Committee compares the stock ownership and options held by each officer with the other officers’ equity positions and the officer’s experience and value to the Company.

Option grants during 2003 are described under the heading “EXECUTIVE COMPENSATION AND OTHER MATTERS” in the table entitled “Option Grants in Last Fiscal Year.”

CEO Compensation

The annual base salary for Ms. Rhodes, the Company’s Chief Executive Officer, was established in March 1998 pursuant to an employment agreement with the Company. Ms. Rhodes’ base salary is intended to be competitive with that paid to executives at comparable companies in the same industry and to reflect her personal performance for the Company. The factors that the Compensation Committee considered in setting her annual base salary were (i) corporate performance, (ii) earnings per share and net income and (iii) individual performance. In addition, the Compensation Committee believes that an important portion of her compensation should be based on Company performance.

The Company entered into a new employment agreement with Ms. Rhodes in January 2001. Her base salary and bonus remained the same as her base salary and bonus arrangements under her prior employment agreement. The terms of the new agreement were negotiated with Ms. Rhodes based primarily upon a review by the Committee of compensation arrangements for chief executive officers and founders of comparable companies, recommendations of an independent consultant engaged for purposes of reviewing the reasonableness of the terms of the agreement and an assessment of Ms. Rhodes past, present and expected future contributions to the Company.

Deductibility of Executive Compensation

The Company has considered Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations that restrict the deductibility for federal income tax purposes of compensation paid to the Chief Executive Officer and each of the three other most highly compensated executive officers at the end of any fiscal year to the extent such compensation exceeds $1,000,000 for any of such officer in any year, other than compensation that qualifies for an exception under the Code or regulations. U.S. income tax law limits the amount the Company can deduct for compensation paid to the CEO and the other four most highly paid executives. Performance-based compensation that meets IRS requirements is not subject to this limit. In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for such deductibility.

COMPENSATION COMMITTEE

Herbert I. Finkelman

Jack F. Jenkins-Stark

Michael S. Stein

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 6, 2004 except where noted, with respect to the beneficial ownership of the Company’s Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Name and Address of Beneficial Owners (1)(2)	Number of Shares	Percentage of Class
Brenda C. Rhodes (3) Chief Executive Officer and Chairman of the Board 75 Rowland Way, Suite 200 Novato, CA 94945	2,741,807	20.65%
Jeffrey A. Evans (4) Executive Vice President	396,391	3.11%
Martin A. Kropelnicki (5) Vice President, Chief Financial Officer and Secretary	377,282	2.91%
Rita S. Hazell (6) Executive Vice President	411,766	3.17%
Todd J. Kinion (7) (8) Director	747,619	5.90%
Jon H. Rowberry (8) Director	79,635	*
Michael S. Stein (8) Director	74,635	*
Herbert I. Finkelman (8) Director	74,635	*
Jack F. Jenkins-Stark (8) Director	74,635	*
Executive officers and directors as a group (9 persons) (9)	4,978,405	34.13%
Kforce Inc. (10) 1001 East Palm Avenue Tampa, Florida 33605	3,807,142	30.24%
Putnam Investments, LLC (11) One Post Office Square Boston, MA 02109	1,246,431	9.90%
FMR Corp. (12) 82 Devonshire Street Boston, MA 02109	870,200	6.91%
Dimensional Fund Advisors, Inc. (13) 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	643,832	5.11%

* Less than 1%

(1)	Unless otherwise indicated, 75 Rowland Way, Suite 200, Novato, California is the address for all Officers and Directors of the Company.
(2)	Percentage of beneficial ownership is calculated assuming 12,590,733 shares of Common Stock were outstanding on April 6, 2004. This percentage also includes Common Stock of which such individual or entity has the right to acquire beneficial ownership within 60 days of April 6, 2004 including but not limited to the exercise of an option; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity. Except as indicated in the footnotes to this table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.
(3)	Includes 209,672 shares held by Ms. Rhodes’ and/or spouse as custodians for their children and 687,307 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of April 6, 2004.
(4)	Includes 157,836 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of April 6, 2004.
(5)	Includes 377,282 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of April 6, 2004.
(6)	Includes 399,766 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of April 6, 2004.
(7)	Includes 121,000 shares held by Mr. Kinion as custodian for his children and by Mr. Kinion’s children.
(8)	Includes 74,635 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of April 6, 2004.
(9)	Includes 1,995,366 shares subject to stock options that are currently exercisable or will become exercisable within 60 days of April 6, 2004.
(10)	As a result of Irrevocable Proxy and Voting Agreements (the “Voting Agreements”), dated as of December 2, 2003, between Kforce, Novato Acquisition Corporation and Hall Kinion, certain stockholders may be deemed to have formed a “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended. The Voting Agreements cover 3,807,142 shares of Hall Kinion Common Stock, which were either outstanding as of the date of the agreements or issuable upon the exercise of outstanding options which were exercisable within 60 days of December 2, 2003. Kforce expressly disclaims beneficial ownership of any of the shares of Hall Kinion Common Stock subject to the Voting Agreements.
(11)	Includes shares beneficially owned by Putnam Investment Management, LLC, and The Putnam Advisory Company, LLC, which are wholly owned subsidiaries of Putnam Investments, LLC. Putnam Investments, LLC is a wholly owned subsidiary of Marsh & McLennan Companies, Inc. This information is derived from Putnam Investment’s Schedule 13G, filed with the SEC on February 13, 2004.
(12)	Includes shares beneficially owned by Fidelity Management and Research Company, a wholly owned subsidiary of FMR Corp., by FA Value Strategies Fund and by the family of Edward C. Johnson 3d, Chairman of FMR Corp., which has a controlling interest in FMR Corp. This information is derived from FMR Corp.’s Schedule 13G, filed with the SEC on February 17, 2004.
(13)	This information is derived from Dimensional Fund Advisors, Inc.’s Schedule 13G, filed with the SEC on February 6, 2004.

Item 13.	Certain Relationships and Related Transactions.

On April 5, 2004, Brenda C. Rhodes, Chief Executive Officer, and Todd Kinion, Director, provided irrevocable letters of credit totaling $5,000,000 to CIT Business Credit, Hall Kinion’s lender under a line of credit agreement, as collateral for additional financing for the Company. Hall Kinion agreed to pay to Ms. Rhodes and Mr. Kinion an aggregate fee of $200,000 for providing the letters of credit, plus reimbursement of any costs incurred and reimbursement of any amounts drawn under the letters of credit.

In January 1999, the Company granted to Brenda C. Rhodes, Chief Executive Officer, a loan in the principal amount of $2,000,000 plus interest at the rate of the Company’s cost of borrowing plus 1/8% per annum, compounded monthly. The loan is secured by 433,030 shares of Common Stock of the Company having a value of at least 115% of the outstanding principal balance of the loan. The loan was originally due in January 2002. In connection with Ms. Rhodes’ employment agreement, the loan will be forgiven in equal installments over a five-year period commencing January 1, 2001. The outstanding principal balance of the loan as of March 28, 2004 is $300,000.

In March 2001, the Company granted to Rita S. Hazell, Senior Vice President, R&D Contract Services, a loan in the principal amount of $250,000 plus interest at 6.74%. Such loan is secured by a second deed of trust in favor of the Company on the real property purchased partially with such borrowed funds. The loan will be forgiven in equal installments over a four-year period. The outstanding principal balance of the loan as of March 28, 2004 is $57,300.

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

Since the acquisition of OnStaff Inc. in August of 2002, the Company has engaged the services of Alhambra Reprographics for various printing needs. Alhambra Reprographics is owned by an officer’s father-in-law and during 2002 and 2003, the Company purchased services totaling $7,000 and $171,000, respectively.

During 2002 the Company employed an officer’s sister within the Technology Sales Division and received total consideration of $136,000 in exchange for services rendered during 2002 and a severance payment of $132,000 in 2003 in accordance with the Company’s severance practices.

In August 2003, the Company hired the CEO’s sister at an annual salary of $48,000.

The Company has entered into indemnification agreements with each of its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ liability insurance if available on reasonable terms. The Company maintains an insurance policy covering officers and directors under which the insurer has agreed to pay the amount of any claim made against the officers or directors of the Company for wrongful acts that such officers or directors may otherwise be required to pay or for which the Company is required to indemnify such officers and directors, subject to certain exclusions.

See “Employment and Change in Control Arrangements” for descriptions of agreements regarding the employment of executive officers.

Item 14.	Principal Accountant Fees and Services.

Aggregate fees for professional services rendered for the Company by Deloitte & Touche LLP (“D&T”) as of or for the years ended December 28, 2003 and December 29, 2002 were:

	2003(5)	2002(5)
Audit fees(1)	$356,441	$342,942
Audit related(2)	—	356,288
Tax(3)	328,132	262,395
Other(4)		1,500

Total Fees	$684,573	$963,125

(1)	Audit fees for the years ended December 28, 2003 and December 29, 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and its reviews of the Company’s unaudited condensed consolidated interim financial statements.
(2)	Audit related fees as of the years ended December 28, 2003 and December 29, 2002, respectively, were for assurance and related services related to the employee benefit plan audits, due diligence and valuation services and accounting consultations in connection with acquisitions.
(3)	Tax fees as of the years ended December 28, 2003 and December 29, 2002, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refund, tax planning and advice, and advice related to mergers and acquisitions.
(4)	Other fees as of the years ended December 28, 2003 and December 29, 2002, respectively, were for services rendered for miscellaneous services.
(5)	The aggregate fees included in Audit fees are billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit Committee Pre-Approval Policies and Procedures

The Company’s Audit Committee pre-approves all non-audit related services provided by the Company’s auditors. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and is generally subject to an estimated budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent accountants, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent accountants are likely to provide the most effective and efficient service based on their familiarity with the Company and whether the service would enhance the Company’s ability to control risk or improve audit quality. All of the audit related, tax and other services provided by D&T in fiscal year 2003 described under “Fees Paid to Independent Auditors” were approved in advance by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.    Financial Statements

(Filed on Form 10-K/A, dated April 6, 2004.)

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

2.4

Agreement by and among Hall Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Madi, Inc. (formerly known as OnStaff), Laje, Inc. (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc. (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”) and Matthew Johnston, on the other hand, dated November 21, 2003, incorporated by reference as exhibit 2.4 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.5

Amendment number 1 to Asset Purchase Agreement by and among Hall Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust Dated April 23, 2001, Johnston Living Trust Dated March 27, 2001 and Matthew Johnston, as Seller Representative, On the Other Hand dated as of November 28, 2003, incorporated by reference as exhibit 2.5 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.6

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of Madi, Inc, incorporated by reference as exhibit 2.6 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.7

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of StaffQ, incorporated by reference as exhibit 2.7 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.8

Amended and Restated Agreement and Plan of Merger, dated as of April 5, 2004, by and among Kforce Inc., Hall, Kinion & Associates, Inc. and Novato Acquisition Corporation incorporated by reference to Kforce’s Registration Statement on Form S-4, as amended, filed on April 13, 2004.

2.9

Management Agreement, dated as of April 5, 2004, between Kforce Inc. and Hall, Kinion & Associates, Inc. incorporated by reference to Kforce’s Registration Statement on Form S-4, as amended, filed on April 13, 2004.

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

10.11

First Amendment to Financing Agreement and Waiver between the Registrant and The CIT Group/Business Credit, Inc. dated March 1, 2004, incorporated by reference as exhibit 10.11 filed with the Company’s Report on Form 10-K filed March 29, 2004.

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

10.14

Second Amendment to Financing Agreement between the Registrant and The CIT Group/Business Credit, Inc. dated April 2, 2004, incorporated by reference as exhibit 10.14 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

10.15

Reimbursement Agreement dated as of the 25th day of March, 2003, by and among Hall, Kinion and Associates, Inc., and Brenda C. Rhodes and Todd Kinion (“Guarantors”), incorporated by reference as exhibit 10.15 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1, filed with the Company’s Report on Form 10-K filed March 31, 2003.

23.1	Independent Auditors’ Consent, incorporated by reference as exhibit 10.15 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002”), incorporated by reference as exhibit 32 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

(b)    Reports on Form 8-K.

On February 3, 2004, we filed a Form 8-K announcing preliminary financial results for the year and quarter ended December 28, 2003.

On March 11, 2004, we filed a Form 8-K expressing strong disappointment in Kforce’s announcement and releasing unaudited financial results for the year and quarter ended December 28, 2003.

On April 6, 2004, we filed a Report on Form 8-K announcing that Kforce Inc. and Hall, Kinion & Associates, Inc. executed an Amended and Restated Agreement and Plan of Merger and that Kforce will immediately assume operating management of Hall Kinion under a management agreement.

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

Date: April 19, 2004

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

Signature	Title	Date

/S/ BRENDA C. RHODES Brenda C. Rhodes	Chairman of the Board, Chief Executive Officer and a Director (Principal Executive Officer)	April 19, 2004

/S/ JON H. ROWBERRY Jon H. Rowberry	Director	April 19, 2004

/S/ TODD J. KINION Todd J. Kinion	Director	April 19, 2004

/S/ JACK F. JENKINS-STARK Jack F. Jenkins-Stark	Director	April 19, 2004

/S/ HERBERT I. FINKELMAN Herbert I. Finkelman	Director	April 19, 2004

/S/ MICHAEL S. STEIN Michael S. Stein	Director	April 19, 2004

/S/ MARTIN A. KROPELNICKI Martin A. Kropelnicki	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	April 19, 2004

EXHIBIT INDEX

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

2.4

Agreement by and among Hall Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Madi, Inc. (formerly known as OnStaff), Laje, Inc. (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc. (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”) and Matthew Johnston, on the other hand, dated November 21, 2003, incorporated by reference as exhibit 2.4 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.5

Amendment number 1 to Asset Purchase Agreement by and among Hall Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust Dated April 23, 2001, Johnston Living Trust Dated March 27, 2001 and Matthew Johnston, as Seller Representative, On the Other Hand dated as of November 28, 2003, incorporated by reference as exhibit 2.5 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.6

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of Madi, Inc, incorporated by reference as exhibit 2.6 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.7

Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of StaffQ, incorporated by reference as exhibit 2.7 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.8

Amended and Restated Agreement and Plan of Merger, dated as of April 5, 2004, by and among Kforce Inc., Hall, Kinion & Associates, Inc. and Novato Acquisition Corporation incorporated by reference to Kforce’s Registration Statement on Form S-4, as amended, filed on April 13, 2004.

1

2.9

Management Agreement, dated as of April 5, 2004, between Kforce Inc. and Hall, Kinion & Associates, Inc. incorporated by reference to Kforce’s Registration Statement on Form S-4, as amended, filed on April 13, 2004.

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

2

10.11

First Amendment to Financing Agreement and Waiver between the Registrant and The CIT Group/Business Credit, Inc. dated March 1, 2004, incorporated by reference as exhibit 10.11 filed with the Company’s Report on Form 10-K filed March 29, 2004.

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

10.14

Second Amendment to Financing Agreement between the Registrant and The CIT Group/Business Credit, Inc. dated April 2, 2004, incorporated by reference as exhibit 10.14 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

10.15

Reimbursement Agreement dated as of the 25th day of March, 2003, by and among Hall, Kinion and Associates, Inc., and Brenda C. Rhodes and Todd Kinion (“Guarantors”), incorporated by reference as exhibit 10.15 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1, filed with the Company’s Report on Form 10-K filed March 31, 2003.

23.1	Independent Auditors’ Consent, incorporated by reference as exhibit 10.15 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference as exhibit 32 filed with the Company’s Report on Form 10-K/A filed on April 6, 2004.

3