Form 10-Q
period 2004-03-28
HALL KINION & ASSOCIATES INC
filed 2004-05-12
CIK 1009657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2004: 12,590,773 shares of common stock.

HALL, KINION & ASSOCIATES, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 28, 2004	December 28, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,554	$4,517
Accounts receivable, net of allowance for doubtful accounts of $1,588 at March 28, 2004 and $1,608 at December 28, 2003	17,667	15,787
Prepaid expenses and other current assets	930	2,653
Property held for sale		1,593

Total current assets	20,151	24,550
Property and equipment, net	3,128	3,501
Goodwill	15,390	15,390
Intangible assets, net	9,763	9,982
Other assets	1,586	1,620

Total assets	$50,018	$55,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit	$6,566	$8,528
Note payable related to OnStaff earnout	4,083	3,062
Accounts payable	4,990	3,969
Accrued salaries, commissions and related payroll taxes	4,089	5,157
Accrued liabilities	2,063	2,565
Reserve for restructuring costs	2,196	2,091
Income taxes payable	117	150

Total current liabilities	24,104	25,522
Accrued compensation and deferred rent	1,365	1,375
Note payable related to OnStaff earnout		1,021
Reserve for non-current restructuring costs	1,363	1,832

Total liabilities	26,832	29,750

Commitments and contingencies

Stockholders’ Equity:
Common stock; $0.001 par value; 100,000 shares authorized; shares issued and outstanding: 12,591 at March 28, 2004 and 12,588 at December 28, 2003	84,725	84,716
Stockholder notes receivable	(300)	(400)
Accumulated other comprehensive loss	(85)	(85)
Accumulated deficit	(61,154)	(58,938)

Total stockholders’ equity	23,186	25,293

Total liabilities and stockholders’ equity	$50,018	$55,043

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 28, 2004	March 30, 2003
Net revenues:
Contract services	$30,367	$37,858
Permanent placement	952	1,122

Total net revenues	31,319	38,980
Cost of contract services	23,150	27,604

Gross profit	8,169	11,376
Operating expenses:
Selling, general and administrative	10,214	13,055
Restructuring costs		2,261

Loss from operations	(2,045)	(3,940)
Interest income	14	25
Interest and other expense	(148)	(143)

Loss before income taxes	(2,179)	(4,058)
Income tax expense	37

Net loss	$(2,216)	$(4,058)

Net loss per share:
Basic	$(0.18)	$(0.32)
Diluted	$(0.18)	$(0.32)
Shares used in per share computation:
Basic	12,589	12,583
Diluted	12,589	12,583

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 28, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(2,216)	$(4,058)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	604	871
Non-cash restructuring costs	45	2,261
Stockholder note receivable forgiveness	100	100
Changes in assets and liabilities:
Accounts receivable	(1,880)	(3,978)
Prepaid expenses and other assets	455	(603)
Accounts payable and accrued liabilities	355	(2,788)
Income taxes receivable (payable)	(53)	18

Net cash used for operating activities	(2,590)	(8,177)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,595
Purchase of property and equipment	(14)	(185)

Net cash provided by (used for) investing activities	1,581	(185)
Cash flows provided by financing activities:
Borrowings under line of credit	29,998
Repayment of line of credit	(31,960)	(1,249)
Bank overdraft		2,231
Repurchase of common stock		(324)
Proceeds from exercise of options	8

Net cash provided by (used for) financing activities	(1,954)	658
Net decrease in cash and cash equivalents	(2,963)	(7,704)
Cash and cash equivalents, beginning of period	4,517	8,571

Cash and cash equivalents, end of period	$1,554	$867

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$75	$48
Interest	$122	$107

See notes to condensed consolidated financial statements.

HALL, KINION & ASSOCIATES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation. The condensed consolidated financial statements have been prepared by Hall, Kinion & Associates, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading. You should review these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended December 28, 2003, as filed on April 6, 2004 and April 22, 2004.

The unaudited interim financial information as of March 28, 2004 and for the three months ended March 28, 2004 and March 30, 2003 have been prepared in conformity with GAAP. In the opinion of management, such unaudited information includes all adjustments (consisting of normal recurring accruals plus certain adjustments disclosed in notes 7 and 8) necessary for a fair presentation of this information. Operating results for the three months ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004.

2. Proposed Merger with Kforce. On April 5, 2004, Kforce Inc. (“Kforce”) and the Company executed an Amended and Restated Agreement and Plan of Merger. Under the terms of the amended merger agreement, Kforce will acquire all of the shares of Hall Kinion in exchange for shares of Kforce common stock under a similar structure as originally provided, with a change in the exchange ratio, which remains dependent upon the average of the closing prices of Kforce common stock for the 15 consecutive trading days ending on and including the third trading day prior to the closing date (such average is referenced herein as the “Kforce stock market value”). If the Kforce stock market value is equal to or greater than $7.09, but less than $9.60, then the exchange ratio will equal 0.45. If the Kforce stock market value is equal to or greater than $9.60, then the exchange ratio will be $4.32 divided by the Kforce stock market value. For purposes of calculating the Exchange Ratio, the Kforce stock market value shall not exceed $10.60; therefore, if the price calculated is equal to or greater than $10.60, the Exchange Ratio will be calculated by dividing $4.32 by $10.60 which equals 0.4075. If the Kforce stock market value is less than $7.09, then the exchange ratio will be $3.19 divided by the Kforce stock market value. Kforce may elect to terminate the merger agreement if the Kforce average closing stock price remains below $7.00 for 15 consecutive trading days at any time prior to the closing. The proposed transaction requires and is subject to the approval by the stockholders of the Company and other customary closing and regulatory conditions. In connection with the amended merger agreement, the parties have entered into a Management Agreement pursuant to which Kforce will manage the day-to-day operations of Hall Kinion.

Details of the terms of the merger and the management agreement with Kforce are described in a registration statement on Form S-4 filed by Kforce and declared effective on May 6, 2004. The Form S-4 includes Hall Kinion’s proxy statement for the special Shareholders’ meeting on June 4, 2004 to approve the merger and amends Kforce’s previous Form S-4 filings related to the merger with Hall Kinion. Access to the Form S-4 may be obtained through the Kforce Web site ( http://www.kforce.com ) or through the public files of the SEC. Readers are encouraged to review the Form S-4 in connection with a review of this Form 10-Q and the Form 10-K/A for the year ended December 28, 2003 because both the consummation of the merger or a termination of the merger would have a significant effect on Hall Kinion. No assurance can be given that the merger will be completed. During the first quarter of 2004, the Company incurred merger-related costs of $0.5 million, which have been recorded as selling, general and administrative expenses of the period.

3. Management’s Plans for 2004. During 2003, 2002 and 2001, the Company generated net losses of $18.6 million, $20.6 million and $45.6 million, respectively, as a result of the downturn in the economy and decreased demand for Technology Professional Services. In the fourth quarter of fiscal 2003, the Company also experienced a decline in demand for Corporate Professional Services provided by OnStaff in the mortgage and financing industry. The Company has continued to experience losses and negative cash flows from operations in 2004.

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are described under Note 5. Hall Kinion was not in compliance with one of the financial covenants as of the end of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenant of its loan agreement, as revised, through at least December 26, 2004.

Hall Kinion agreed to pay to Ms. Rhodes and Mr. Kinion an aggregate fee of $200,000 for providing the letters of credit, plus reimbursement of any costs incurred and reimbursement of any amounts drawn under the letters of credit.

In November 2003, Hall Kinion negotiated a settlement with the former owners of OnStaff that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly. On May 11, 2004, Kforce, Hall Kinion and the former owners of OnStaff executed an agreement under which the former owners of OnStaff deferred payments under the 10% note agreements, due beginning May 15, 2004, until the close of the merger. In addition, Kforce agreed to pay, upon the close of the merger, a total of $2.5 million as full satisfaction for any future earnout payments that Hall Kinion is obligated to make under the Asset Purchase Agreement with OnStaff, dated August 9, 2002, as amended. If the amounts remain unpaid when due under the revised terms, the terms of the November 2003 agreement will continue and the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements.

In response to these liquidity issues, the Company instituted and continues to pursue initiatives intended to increase revenues, decrease operating costs, improve liquidity, enhance margins and better position it to compete under current market conditions. Management believes that the Company’s cash, cash flow from operations and borrowing availability will be sufficient to enable it to meet its financial obligations and sustain its operations through at least December 26, 2004.

4. Stock Based Compensation. At March 28, 2004, the Company had three stock-based employee compensation plans, all of which it accounts for under APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands, except per share amounts)
Net loss, as reported	$(2,216)	$(4,058)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(754)	(823)

Pro forma net loss	$(2,970)	$(4,881)

Loss per share:
Basic—as reported	$(0.18)	$(0.32)
Basic—pro forma	$(0.24)	$(0.39)
Diluted—as reported	$(0.18)	$(0.32)
Diluted—pro forma	$(0.24)	$(0.39)

5. Line of Credit. The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less reserves of $2.4 million and certain receivable balances as defined in the agreement that totaled $4.9 million as of March 28, 2004, plus undrawn amounts under the $5.0 million irrevocable letters of credit, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less reserves, letters of credit and certain payables as defined in the agreement that totaled approximately $2.4 million as of March 28, 2004.

•	Interest is at prime plus 1.25% (approximately 5.2% at March 28, 2004) and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require maintaining a minimum balance of unrestricted cash and credit line availability of $2.0 million at all times.

•	Borrowings are collateralized by all of the Company’s assets and irrevocable letters of credit totaling $5.0 million provided by certain stockholders.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock and may not make earnout payments to OnStaff without prior written consent of CIT Business Credit.

•	A bank lockbox was established whereby all Company cash receipts are first applied to the line of credit.

As of March 28, 2004, outstanding borrowings under the line of credit were $6.6 million and additional available borrowings were $1.7 million. Hall Kinion was not in compliance with one of the financial covenants as of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain certain reserves plus unrestricted cash of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 26, 2004.

6. Restricted Cash. Approximately $1.0 million of restricted cash to cover outstanding letters of credit related to leases and self-insurance programs is included on the condensed consolidated balance sheet as of March 28, 2004 under other assets.

7. Restructuring Costs. During 2001 and 2003, the Company closed several offices and reduced its workforce. The Company recorded severance, lease terminations, and other costs associated with the Company’s decision to restructure operations. The remaining restructuring costs are anticipated to be paid out during the next twelve months, except for the rental payments related to long-term facility leases that require settlement in 2005 and beyond and are reserved as non-current restructuring costs.

The reserve for restructuring costs as of March 28, 2004 is as follows:

	Lease Termination Costs	Severance and Other Costs	Total
	(in thousands)
Balance as of December 28, 2003	$3,887	$36	$3,923
Additions	—	—	—
Paid	(395)	(14)	(409)
Adjustments	45	—	45

Balance as of March 28, 2004	$3,537	$22	$3,559

8. Net Loss per Share. Basic net loss per share is calculated using only the weighted average number of common shares outstanding. In calculating the net loss per share for the three months ended March 28, 2004 and March 30, 2003, 4,153,000 and 3,879,000 options, respectively, were excluded because they are antidilutive.

9. Comprehensive Loss. SFAS No. 130, Reporting Comprehensive Income, requires reporting by major components and as a single total, the change in the Company’s net assets during the period from nonowner sources. For the three months ended March 28, 2004 and March 30, 2003, there was no change in net assets from nonowner sources for the change in the accumulated translation adjustment and other comprehensive loss, and the comprehensive loss was $2,216,000 and $4,058,000, respectively.

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

	Three Months Ended
	March 28, 2004	March 30, 2003
	(in thousands)
Contract Services:
Net revenues	$30,367	$37,858
Cost of revenues	23,150	27,604

Gross Profit	$7,217	$10,254
Permanent Placement:
Net revenues	$952	$1,122
Cost of revenues	—	—

Gross Profit	$952	$1,122

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis describes the principal factors affecting the results of operations, liquidity, and capital resources of the Company. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and our Report on Form 10-K/A for the year ended December 28, 2003, which include additional information about significant accounting policies, practices, and transactions that underlie our financial results.

We source and deliver the most critical component of industry—human capital. As a leading talent source, we provide specialized professionals on a short-term contract and permanent basis primarily to clients in information technology (in technology and other industries), real estate (title, escrow, and mortgage lending), consumer finance, and healthcare. As of March 28, 2004, we had 47 offices in 41 cities.

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

Proposed Merger with Kforce. On April 5, 2004, Kforce Inc. (“Kforce”) and the Company executed an Amended and Restated Agreement and Plan of Merger. Under the terms of the amended merger agreement, Kforce will acquire all of the shares of Hall Kinion in exchange for shares of Kforce common stock under a similar structure as originally provided, with a change in the exchange ratio, which remains dependent upon the average of the closing prices of Kforce common stock for the 15 consecutive trading days ending on and including the third trading day prior to the closing date. Kforce may elect to terminate the merger agreement if the Kforce average closing stock price remains below $7.00 for 15 consecutive trading days at any time prior to the closing. The proposed transaction requires and is subject to the approval by the stockholders of the Company and other customary closing and regulatory conditions. In connection with the amended merger agreement, the parties have entered into a Management Agreement pursuant to which Kforce will manage the day-to-day operations of Hall Kinion.

Details of the terms of the merger and the management agreement with Kforce are described in a registration statement on Form S-4 filed by Kforce and declared effective on May 6, 2004. The Form S-4 includes Hall Kinion’s proxy statement for the special Shareholders’ meeting on June 4, 2004 to approve the merger and amends Kforce’s previous Form S-4 filings related to the merger with Hall Kinion. Access to the Form S-4 may be obtained through the Kforce Web site ( http://www.kforce.com ) or through the public files of the SEC. Readers are encouraged to review the Form S-4 in connection with a review of this Form 10-Q and the Form 10-K/A for the year ended December 28, 2003 because both the consummation of the merger or a termination of the merger would have a significant effect on Hall Kinion. No assurance can be given that the merger will be completed. During the first quarter of 2004, the Company incurred merger-related costs of $0.5 million, which have been recorded as general, selling and administrative expenses of the period.

Management’s Plans for 2004. During 2003, 2002 and 2001, the Company generated net losses of $18.6 million, $20.6 million and $45.6 million, respectively, as a result of the downturn in the economy and decreased demand for Technology Professional Services. In the fourth quarter of fiscal 2003, the Company also experienced a decline in demand for Corporate Professional Services provided by OnStaff in the mortgage and financing industry. The Company may continue to experience losses and negative cash flows from operations in 2004.

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are described under “Liquidity and Capital Resources”. Hall Kinion was not in compliance with one of the financial covenants as of the end of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain a minimum balance of unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 26, 2004. If the Company fails to stay in compliance with the loan covenant and terms and if a waiver cannot be obtained, CIT Business Credit could terminate the line of credit and demand immediate repayment of all outstanding borrowings.

Hall Kinion agreed to pay to Ms. Rhodes and Mr. Kinion an aggregate fee of $200,000 for providing the letters of credit, plus reimbursement of any costs incurred and reimbursement of any amounts drawn under the letters of credit.

In November 2003, Hall Kinion negotiated a settlement with the former owners of OnStaff that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly. On May 11, 2004, Kforce, Hall Kinion and the former owners of OnStaff executed an agreement under which the former owners of OnStaff deferred payments under the 10% note agreements, due beginning May 15, 2004, until the close of the merger. In addition, Kforce agreed to pay, upon the close of the merger, a total of $2.5 million as full satisfaction for any future earnout payments that Hall Kinion is obligated to make under the Asset Purchase Agreement with OnStaff, dated August 9, 2002, as amended. If the amounts remain unpaid when due under the revised terms, the terms of the November 2003 agreement will continue and the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements.

In response to these liquidity issues, the Company instituted and continues to pursue initiatives intended to increase revenues, decrease operating costs, improve liquidity, enhance margins and better position it to compete under current market conditions. Management believes that the Company’s cash, cash flow from operations and borrowing availability will be sufficient to enable it to meet its financial obligations and sustain its operations through at least December 26, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report constitute forward-looking statements that involve substantial uncertainties. These statements include, among others, statements concerning the following:

•	our business and growth strategies;

•	the markets we serve;

•	financing and liquidity; and

•	the outcome of the merger agreement with Kforce.

We have based these forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terms such as “may”, “hope”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms or other comparable terminology. The forward-looking statements contained in this report involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, performance or achievements to be materially different from any future trends, results, performance or achievements expressed or implied by these statements. These factors include, among others, the rate of hiring and productivity of sales and sales support personnel, the availability of and changes in demand for qualified professionals for temporary or permanent placement, changes in the general economic conditions of the North American markets as well as the regional markets in which the Company operates, changes in the demand for mortgages which are affected by interest rates, housing prices and other economic conditions, changes in the relative mix between our contract services and permanent placement services, changes in the pricing of our services, the timing and rate of entrance into and exit from vertical and geographic markets, the addition or closing of offices, the structure and timing of acquisitions, and others listed under “Risk Factors”, elsewhere in this report, and in our other SEC filings. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K/A for the year ended December 28, 2003 for information regarding critical accounting policies and estimates.

We cannot guarantee future results, performance or achievements. We do not intend to update this report to conform any forward-looking statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

OVERVIEW

Our Contract Services group provides specialized corporate professionals on a short-term contract basis and accounted for 97.0% of our net revenues for the three months ended March 28, 2004 and 97.1% for the three months ended March 30, 2003. Our Permanent Placement Services group provides specialized information technology and other professionals on a permanent basis and accounted for 3.0% of net revenues for the three months ended March 28, 2004 and 2.9% for the three months ended March 30, 2003.

Our net revenues are derived principally from the hourly billings of our corporate professionals on contract assignments and from fees received for permanent placements. Contract services assignments typically last four to nine months, and revenues are recognized as services are provided. We derive contract services revenues when our consultants are working, and therefore our operating results may be adversely affected when client facilities are closed due to holidays or inclement weather. As a result, we typically experience relatively lower net revenues in our first and fourth fiscal quarter compared to our other fiscal quarters. We derive permanent placement revenues upon permanent placement of each corporate professional candidate. The fee is typically structured as a percentage of the placed professional’s first-year annual compensation. Permanent placement revenues are recognized when a corporate professional commences employment or, in the case of retained searches, upon completion of our contractual obligations. We have a broad client base and no single customer provided more than 8% of our total net revenues during the three months ended March 28, 2004.

Results of Operations for the Three Months Ended March 28, 2004 and March 30, 2003

Net Revenues

Net revenues decreased 19.7% to $31.3 million for the three months ended March 28, 2004 from $39.0 million for the three months ended March 30, 2003. Net revenues from our Contract Services group decreased 19.8% to $30.4 million for the three months ended March 28, 2004 from $37.9 million for the three months ended March 30, 2003. Net revenues from our Permanent Placement Services group were $1.0 million for the three months ended March 28, 2004 and $1.1 million for the three months ended March 30, 2003. The decrease in net revenues is principally due to the continued softness for Corporate Professional Services in the mortgage and financing industry provided by OnStaff.

Gross Profit

Gross profit for our Contract Services group represents revenues less direct costs of services, which consist of direct payroll, payroll taxes, and insurance and benefit costs for IT and corporate professionals. Gross profit for our Permanent Placement Services group is essentially equal to revenues, since there are no direct costs associated with such revenues. Gross profit was $8.2 million or 26.1% of net revenues for the three months ended March 28, 2004 compared to $11.4 million or 29.2% of net revenues for the three months ended March 30, 2003. The gross margin decreased as a result of lower margins for the Contract Services. Contract Services costs have increased due to increased usage of subcontract labor and higher worker compensation and state unemployment insurance costs.

Operating Expenses

Operating expenses consist primarily of employee and facilities costs. Operating expenses were $10.2 million for the three months ended March 28, 2004 compared to $15.3 million for the three months ended March 30, 2003. Operating expenses decreased $5.1 million or 33.3% over the same quarter last year primarily due to cost reductions in 2004 resulting from the Technology Professional Division staff and sales office restructurings in 2003. The 2003 restructuring charge of $2.3 million related to the closure of 13 offices and termination of 69 employees. Salary and wages decreased due to the lower headcount in 2004 and because 2003 costs including severance and other costs incurred upon the termination of employees in the 2003 restructuring. Operating expenses as a percentage of net revenues decreased to 32.6% for the three months ended March 28, 2004 from 39.2% for the three months ended March 30, 2003. Excluding the restructuring charges in 2003, operating expenses were 32.6% and 33.5% of net revenue in 2004 and 2003, respectively.

Income Taxes

The Company recorded income tax expense for estimated state taxes due in certain jurisdictions based on the respective tax rates and estimated income. No income tax benefit was recorded for the three months ended March 28, 2004 and management currently does not expect to record any income tax benefit for the fiscal year ending December 26, 2004. The Company recorded a 100% valuation allowance against the income tax benefit due to the uncertainty of realizing such net operating loss carryforwards.

Net Loss

The net loss for the three months ended March 28, 2004 was $2.2 million, primarily due to decreased revenue levels and the lower profitability of our assignments. The net loss of $4.1 million for the comparable three months period in 2003 includes restructuring charges of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

We generally fund our operations and working capital needs through borrowings under a revolving line of credit and cash generated from operations. Our operating activities used $2.6 million for the three months ended March 28, 2004. The use of these funds is primarily attributable to funding operating losses and a $1.9 million increase in accounts receivable. In the fourth quarter of fiscal 2003, the Company experienced a decline in demand for Corporate Professional Services provided by OnStaff in the mortgage and financing industry. The Company has continued to experience losses and negative cash flows from operations in 2004. The Company expects to fund current operations through borrowings under its existing credit facility.

Net cash provided by investing activities for the three months ended March 28, 2004 of $1.6 million was generated by the sale of our training facility located in Park City, Utah on February 27, 2004.

Net cash used by financing activities for the three months ended March 28, 2004 of $2.0 million consists of net additional repayments on the credit line. The Company’s banking arrangement requires that all cash deposits received be applied to reduce the outstanding balance on the bank line of credit. The Company then draws against the available line of credit the estimated amount required for operations.

The Company entered into an agreement dated June 13, 2003 with CIT Business Credit for a new three-year renewable credit facility of $16.0 million that replaced an existing credit facility of $12.0 million and is used primarily to fund operations. Significant terms and conditions of the agreement, as amended through April 2, 2004, are as follows:

•	Availability is determined by the lesser of (i) 85% of eligible accounts receivable, less reserves of $2.4 million and certain receivable balances as defined in the agreement that totaled $4.9 million as of March 28, 2004, plus undrawn amounts under the $5.0 million irrevocable letters of credit, (ii) cash collected during the most recent 45-day period, or (iii) the full amount of the facility, less reserves, letters of credit and certain payables as defined in the agreement that totaled approximately $2.4 million as of March 28, 2004.

•	Interest is at prime plus 1.25% (approximately 5.2% at March 28, 2004) and starting June 27, 2004, the interest rate may be reduced to a rate that is as low as prime plus 0.5%, contingent upon the Company meeting specified levels of profitability.

•	Financial covenants require maintaining a minimum balance of unrestricted cash and credit line availability of $2.0 million at all times.

•	Borrowings are collateralized by all of the Company’s assets and irrevocable letters of credit totaling $5.0 million provided by certain stockholders.

•	The Company may not declare or pay any dividends or distribution of any kind nor acquire, redeem, or retire any of its own capital stock and may not make earnout payments to OnStaff without prior written consent of CIT Business Credit.

•	A bank lockbox was established whereby all Company cash receipts are first applied to the line of credit.

As of March 28, 2004, outstanding borrowings under the line of credit were $6.6 million and additional available borrowings were $1.7 million. Hall Kinion was not in compliance with one of the financial covenants as of January 2004 and February 2004. On March 1, 2004, CIT Business Credit waived compliance with this covenant for January 2004 and February 2004 in a first amendment to the line of credit facility.

On March 25, 2004, Brenda C. Rhodes, the Chief Executive Officer and Chairman of the Board, and Todd Kinion, a director, agreed to provide irrevocable letters of credit totaling $5.0 million to the lender and CIT Business Credit agreed to increase availability under the line by $5.0 million. On April 2, 2004, upon receipt of the executed letters of credit, the lender executed a second amendment to the credit facility to increase the availability under the line, to replace the original loan covenants with a covenant requiring the Company to maintain unrestricted cash and credit line availability of not less than $2.0 million at all times and to require CIT Business Credit’s approval for payment of the OnStaff earnout obligation. As a result, management believes that the Company will remain in compliance with the terms and covenants of its loan agreement, as revised, through at least December 26, 2004.

The OnStaff acquisition agreement provides for an earnout with payments over a three-year period provided that certain revenue, gross margin, earnings and productivity targets are satisfied. In November 2003, Hall Kinion negotiated a settlement with the former owners of OnStaff that included a deferral of the 2003 earnout payment of $4.1 million from its due date of February 15, 2004. Under 10% note agreements, beginning May 15, 2004, the principal will be payable in four equal quarterly installments of $1.0 million and interest is due monthly. On May 11, 2004, Kforce, Hall Kinion and the former owners of OnStaff executed an agreement under which the former owners of OnStaff deferred payments under the 10% note agreements, due beginning May 15, 2004, until the close of the merger. In addition, Kforce agreed to pay, upon the close of the merger, a total of $2.5 million as full satisfaction for any future earnout payments that Hall Kinion is obligated to make under the Asset Purchase Agreement with OnStaff, dated August 9, 2002, as amended. If the amounts remain unpaid when due under the revised terms, the terms of the November 2003 agreement will continue and the former owners of OnStaff may declare the entire amount due and payable and will be relieved of their non-solicitation and non-compete agreements.

In response to these liquidity issues, the Company instituted and continues to pursue initiatives intended to increase revenues, decrease operating costs, improve liquidity, enhance margins and better position it to compete under current market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since disclosures made in our Form 10-K/A for year ended December 28, 2003.

Item 4. Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. During the most recent fiscal quarter, there has been no significant change in our internal controls over financial reporting, or in other factors that could materially affect, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time engaged in or threatened with litigation in the ordinary course of our business. We are not currently a party to any material litigation.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1	OSI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.1 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.2	HCSR Asset Purchase by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Healthcare Staffing Resources, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.2 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.3	BNI Asset Purchase Agreement by and among Hall, Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and Boardnetwork.com, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust dated April 23, 2001, Johnston Living Trust dated March 27, 2001 and Matthew Johnston, as Seller Representative, on the other hand, dated August 9, 2002 incorporated by reference as exhibit 2.3 filed with the Company’s report on Form 8-K dated August 23, 2002.

2.4	Agreement by and among Hall Kinion & Associates, Inc. and OnStaff Acquisition Corp., on the one hand, and Madi, Inc. (formerly known as OnStaff), Laje, Inc. (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc. (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”) and Matthew Johnston, on the other hand, dated November 21, 2003, incorporated by reference as exhibit 2.4 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.5	Amendment number 1 to Asset Purchase Agreement by and among Hall Kinion & Associates, Inc., and OnStaff Acquisition Corp., on the one hand, and OnStaff, Jeffrey A. Evans, Matthew Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Diane Prince Johnston Grantor Retained Annuity Trust Dated April 23, 2001, Matthew and Diane Johnston 2001 Irrevocable Gift Trust Dated April 23, 2001, Johnston Living Trust Dated March 27, 2001 and Matthew Johnston, as Seller Representative, On the Other Hand dated as of November 28, 2003, incorporated by reference as exhibit 2.5 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.6	Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of Madi, Inc, incorporated by reference as exhibit 2.6 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.7	Earnout Promissory Note dated February 15, 2004 made by Hall Kinion & Associates, Inc. in favor of StaffQ, incorporated by reference as exhibit 2.7 filed with the Company’s Report on Form 10-K filed March 29, 2004.

2.8	Amended and Restated Agreement and Plan of Merger, dated as of April 5, 2004, by and among Kforce Inc., Hall, Kinion & Associates, Inc. and Novato Acquisition Corporation incorporated by reference to Kforce’s Registration Statement on Form S-4, as amended, filed on April 13, 2004.

2.9	Management Agreement, dated as of April 5, 2004, between Kforce Inc. and Hall, Kinion & Associates, Inc. incorporated by reference to Kforce’s Registration Statement on Form S-4, as amended, filed on April 13, 2004.

2.10	Agreement, dated as of May 11, 2004, by and among Kforce, Inc., Hall Kinion & Associates, Inc., OnStaff Acquisition Corp., Madi, Inc. (formerly known as OnStaff), Laje, Inc., (formerly known as Healthcare Staffing Resources, Inc.), Lssbe, Inc., (formerly known as Boardnetwork.com), (Madi, Laje and Lssbe, collectively, the “Companies”), and each of the undersigned shareholders of the Companies (collectively, the “Shareholders” and individually a “Shareholder”), StaffQ, and Matthew Johnston.

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed August 8, 1997 incorporated by reference as exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.1	Investors’ Rights Agreement, dated January 26, 1996, among the Registrant, certain stockholders and investors named therein incorporated by reference as exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.2	Specimen Common Stock certificate incorporated by reference as exhibit 4.4 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

4.3	Registration Rights Agreement incorporated by reference as exhibit 4.4 filed with the Company’s report on Form 8-K dated August 23, 2002.

10.1	Form of Indemnification Agreement entered into between the Registrant and each of its directors and certain officers incorporated by reference as exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.2	The Registrant’s 1997 Stock Option Plan incorporated by reference as exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.3	The Registrant’s Employee Stock Purchase Plan incorporated by reference as exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.4	Promissory Note Secured by Deed of Trust, dated August 5, 1996, made by Rita S. Hazell and Quentin D. Hazell in favor of the Registrant incorporated by reference as exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on August 4, 1997.

10.5	Employment Agreement dated January 1, 2001 between Registrant and Brenda Rhodes incorporated by reference as exhibit 10.14 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.6	Promissory Note dated January 25, 1999 made by Brenda Rhodes in favor of the registrant incorporated by reference as exhibit 10.15 to the Registrant’s Report on Form 10-Q, filed August 15, 2001.

10.7	The Registrant’s 2000 Stock Option Plan incorporated by reference as exhibit 4.0 to the Registrant’s Registration Statement on Form S-8, declared effective by the Securities and Exchange Commission on June 9, 2000.

10.8	The Registrant’s E2 Equity Edge Cash Equity Plan, incorporated by reference to exhibit 10.19 to the Registrant’s Report on Form 10-K filed March 27, 2001.

10.9	Employment and Non-Competition Agreement dated August 9, 2002 between the Registrant and Jeffrey A. Evans, incorporated by reference to exhibit 10.13 filed with the Company’s Report on Form 10-K filed March 31, 2003.

10.10	Financing and Security Agreement between the Registrant and The CIT Group/Business Credit, Inc., incorporated by reference to exhibit 99.2 to the Registrant’s Report on Form 8-K, filed June 23, 2003.

10.11	First Amendment to Financing Agreement and Waiver between the Registrant and The CIT Group/Business Credit, Inc. dated March 1, 2004, incorporated by reference as exhibit 10.11 filed with the Company’s Report on Form 10-K filed March 29, 2004.

10.12	Restated Offer Letter dated July 31, 2003 between the Registrant and Rita Hazell, incorporated by reference to exhibit 10.11 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.13	Restated Offer Letter dated July 31, 2003 between the Registrant and Martin A. Kropelnicki, incorporated by reference to exhibit 10.12 to the Registrant’s Report on Form 10-Q, filed November 12, 2003.

10.14	Second Amendment to Financing Agreement between the Registrant and The CIT Group/Business Credit, Inc. dated April 2, 2004, incorporated by reference as exhibit 10.14 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

10.15	Reimbursement Agreement dated as of the 25th day of March, 2003, by and among Hall, Kinion and Associates, Inc., and Brenda C. Rhodes and Todd Kinion (“Guarantors”), incorporated by reference as exhibit 10.15 filed with the Company’s Report on Form 10-K/A filed April 6, 2004.

21.1	Subsidiaries of the Registrant, incorporated by reference to exhibit 21.1, filed with the Company’s Report on Form 10-K filed March 31, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officers pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On April 7, 2004, we filed a Report on Form 8-K announcing that Kforce Inc. and Hall, Kinion & Associates, Inc. executed an Amended and Restated Agreement and Plan of Merger and that Kforce will immediately assume operating management of Hall Kinion under a management agreement.

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

Date: May 12, 2004